Form 10-Q
period 1995-01-31
CRUISE AMERICA INC
filed 1995-03-10
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the Third Quarter Ended January 31, 1995
                      Commission File Number 1-9471



                          CRUISE AMERICA, INC.


            State of Florida            I.R.S. No. 59-1403609
                         11 West Hampton Avenue
                        Mesa, Arizona 85210-5258


                    Telephone Number: (602) 464-7300




     Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES   /X/                NO





                          Common Stock, $.01 Par Value
         As of January 31, 1995, 5,694,159 of registrants common stock were outstanding of which 4,110,547 were held by non-affiliates of the registrant.







                               TABLE OF CONTENTS

                     CRUISE AMERICA, INC., AND SUBSIDIARIES




                                     PART 1

                             FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets.....

          Condensed Consolidated Statements of
           Operations...............................

          Condensed Consolidated Statements of
           Cash Flows...............................

          Notes to Condensed Consolidated Financial
           Statements...............................

ITEM 2.   Management's Discussion and Analysis of
          Consolidated Financial Condition and
          Results of Operations.....................




PART I.   FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                     CRUISE AMERICA, INC., AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                 (In thousands)

                                     ASSETS


                                      (Unaudited)
                                        1/31/95       4/30/94
                                       ---------      -------

Current Assets:

     Cash and Cash Equivalents.....  $   2,198          4,261

     Accounts Receivable, Net......      3,716          2,864

     Inventories...................     18,292         21,600

     Prepaid Expenses and Other
      Current Assets...............      1,038          1,051
                                        ------         ------

     Total Current Assets..........     25,244         29,776
                                        ------         ------

Rental Vehicles....................     62,047         55,303
     Less Accumulated Depreciation.     12,292          8,829
                                        ------         ------
     Net Rental Vehicles...........     49,755         46,474

Property and Equipment.............     16,752         16,867
     Less Accumulated Depreciation.      6,137          5,736
                                        ------         ------
     Net Property and Equipment....     10,615         11,131

Deposits and Other Assets..........      1,946          2,381
                                        ------         ------
                                    $   87,560         89,762
                                        ======         ======




See accompanying notes to condensed consolidated financial statements.






                     CRUISE AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                 (In thousands)

                                            (Unaudited)
                                              1/31/95     4/30/94
                                             ----------   --------

Current Liabilities:

Floor Plan Contracts.....................$      5,650       5,331
Current Installments of Rental Vehicle
 Financing...............................       6,483       8,705

Current Installments of Long-Term Debt...       1,670       1,727
Accounts Payable and Accrued Expenses....       3,256       2,191
Customer Deposits........................         645       4,368
Income Taxes Payable.....................          25          25
                                             --------    --------

     Total Current Liabilities...........      17,729      22,347
                                             --------    --------

Rental Vehicle Financing, Excluding
Current Installments.....................      17,212      16,651

Long-Term Debt,Excluding Current
Installments.............................      26,800      28,432

Deferred Income Taxes....................       1,024         268

Stockholders' Equity:
 Preferred Stock $1.00 par value;
 1,000,000 shares authorized,
 none issued or outstanding..............         --         --
 Common Stock $.01 par value; 15,000,000
   shares authorized, 5,694,000 issued
   and outstanding at April 30, 1994 and
   January 31,1995.......................          57          57
Additional Paid-in Capital...............      24,815      24,815
Retained Earnings........................         755      (2,093)
Cumulative Translation Adjustment........        (832)       (715)
                                             --------    --------

Total Stockholder's Equity...............      24,795      22,064

Commitments and Other Matters............          --          --
                                             --------    --------
                                         $     87,560      89,762
                                             ========    ========

See accompanying notes to condensed consolidated financial statements.




                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                      (In thousands except per share data)

                             Three Month Ended    Nine Month Ended
                             1/31/95   1/31/94    1/31/95  1/31/94
                             -----------------    ----------------

Rental Revenue.......... $     2,670     1,904    32,806   37,922
Sales...................       7,655    13,497    38,302   42,244
                              ------    ------    ------   ------

Total Revenue...........      10,325    15,401    71,108   80,166
                              ------    ------    ------   ------

Cost of Rentals.........       2,001     5,749    13,337   21,729
Costs of Sales..........       6,467    12,159    34,047   38,370
                              ------    ------    ------   ------

     Total costs........       8,468    17,908    47,384   60,099
                              ------    ------    ------   ------

Gross Profit From
 Operations.............       1,857    (2,507)   23,724   20,067

Interest Expense........       1,611     1,070     4,386    3,898

Selling, General &
 Administrative
 Expenses...............       4,658     4,456    15,734   15,356
                              ------    ------    ------   ------

Earnings (Loss) before
 Income Taxes...........      (4,412)   (8,033)    3,604      813

Income Tax Expense
(Benefit)...............        (831)   (1,607)      756      162
                              ------    ------    ------   ------

Net Earnings (Loss)..... $    (3,581)   (6,426)    2,848      651
                              ------    ------    ------   ------

Earnings (Loss) Per
Share................... $      (.63)    (1.13)      .50      .12
                              ------    ------    ------   ------

Average Common Shares
 Outstanding............       5,694     5,694     5,694    5,609
                              ------    ------    ------   ------


See accompanying notes to condensed consolidated financial statements.






                     CRUISE AMERICA, INC., AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow

                                  (Unaudited)

                                 (In thousands)

                                               Nine Months Ended
                                               -----------------
                                             1/31/95         1/31/94
                                             -------         -------

Cash Flows from Operating Activities:
     Net Earnings.........................$   2,848              651
     Depreciation and Amortization.........   9,141            9,448
     Increase in Deferred Income Taxes....      756              162
     Gain on Sale of Rental Vehicles......     (751)          (1,134)
     (Increase) in Accounts Receivable....     (852)           1,019
     Decrease in Inventories..............    3,308            2,981
     (Decrease) Increase in Accounts
      Payable & Accrued Expenses..........    1,065               49
     Gain on Sale of Property and
      Equipment...........................     (106)              (1)
     Increase (Decrease) in Floor
      Plan Contracts......................      319           (2,827)
     Decrease in Customer Deposits           (3,723)          (6,171)
     One-time Revaluation Charge..........       --            3,452
     Other, Net...........................      149              914
                                             ------           ------
                                             12,154            8,543
                                             ------           ------
Cash Flows from Financing Activities:
     Proceeds from Rental Vehicle
      Borrowing...........................   30,435           31,444
     Repayment of Rental Vehicle
      Borrowing...........................  (32,096)         (40,622)
     Proceeds from Long Term Borrowing....       --            1,500
     Repayment of Long Term Borrowing.....   (1,689)          (2,788)
     Issuance of Stock....................       --              708
                                             ------           ------
                                             (3,350)         ( 9,758)
                                             ------           ------
Cash Flows from Investing Activities:
     Purchase of Rental Vehicles..........  (30,158)         (25,934)
     Proceeds from Rental Vehicle Sales...   19,183           24,390
     Purchase of Property and Equipment...     (134)          (2,327)
     Proceeds from Sale of Property
      & Equipment.........................      242               48
                                             ------           ------
                                            (10,867)         ( 3,823)
                                             ------           ------
     Increase (Decrease) in Cash
      & Cash Equivalents..................   (2,063)          (5,038)
     Cash & Cash Equivalents at April 30..    4,261            8,302
                                             ------           ------
     Cash & Cash Equivalents at
      January 31..........................$   2,198            3,264
                                             ------           ------

 See accompanying notes to condensed consolidated financial statements.






                     CRUISE AMERICA, INC., AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       Nine Months Ended January 31, 1995


NOTE 1.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc., and Subsidiaries (the Company) as of January 31, 1995, and the results of operations for the three month and nine month periods ended January 31, 1994, and 1995.

     Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):

                                   Nine Months Ended January 31,
                                   -----------------------------
                                      1995             1994

Cash paid during the period for:
     Income Taxes                        0                 0
     Interest on Borrowings          4,317             4,233
                                    ------            ------

NOTE 3.

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.


NOTE 4.

     During the third quarter ended January 31, 1994, the Company made a strategic decision to permanently retire a segment of older vehicles from its rental fleet. This decision was consistent with the Company's ongoing goal to maintain its position as the industry leader by operating the newest rental fleet in the industry. In conjunction with this retirement, the Company transferred vehicles having a net book value of $22,075,000 into sales inventory and took a one time pre-tax charge of $3,452,000 during the quarter to adjust the carrying value of the vehicles for quick disposition and to cover any refurbishing costs needed. The one time charge is included in Cost of Rentals. The decrease in inventories in the Consolidated Statements of Cash Flows for the nine months ended January 31, 1994, is net of the transfer-in of the vehicles.


PART I.
ITEM 2

                     CRUISE AMERICA, INC., AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations
                       Nine Months ended January 31, 1995

SEASONALITY

     The Company's business is seasonal. In the first and second fiscal quarters, the Company historically records profits. In the third and fourth quarters, the Company historically records losses. The Company's purchases of motorhomes for the rental fleet are also seasonal, with the majority of purchases being made in the first and fourth fiscal quarters. Due to the seasonality of rental and sales operations, certain accounts fluctuate from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1995, the Company has working capital in the amount of $7.5 million. The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs.

NINE MONTHS ENDED JANUARY 31, 1995 AS COMPARED WITH
NINE MONTHS ENDED JANUARY 31, 1994

     Rental Revenue for the nine months ended January 31, 1995, was $32,806,000, compared to $37,922,000, reported for the nine months ended January 31, 1994. This decline was due to a 25% reduction in revenue days offset in part by a 15% increase in revenue per day. The decline in Rental Revenue, which occurred in the first two quarters, was partially offset by improvement in the third quarter.

     Sales for the nine months ended January 31, 1995, were $38,302,000, compared to $42,244,000, for the nine months ended January 31, 1994. This decline was due primarily to the Company's decision to limit wholesale sales in the third quarter as the Company's need to sell older fleet vehicles diminished.

     Cost of Rentals as a percentage of Rental Revenue was 41% for the nine months ended January 31, 1995, compared to 57% for the nine months ended January 31, 1994. Cost of Rentals in 1994 included a one-time revaluation charge of $3,452,000. Cost of Rentals as a percentage of Rental Revenue for the nine months ended January 31, 1994, excluding the one-time charge was 48%. The increase in profitability was due to a decrease in variable costs which resulted from a drop in volume of rental operations at the same time rental rates were increasing. A reduction in the average rental fleet size also had the effect of lowering fixed rental costs.

     Cost of Sales as a percentage of Sales was 89% in 1995 compared to 91% in 1994. This increase in profitability has resulted from a slight shift in the mix of sales toward higher margin used vehicle sales as well as a reduction in wholesale sales of older fleet vehicles.

     Interest Expense increased in 1995 to $4,386,000 from $3,898,000 due primarily to interest rate increases.

     Selling, general and administrative expenses increased from $15,356,000 in 1994, to $15,734,000 in 1995 mainly as a result of additional advertising expenditures as well as a slight increase in personnel costs to the Company's fleet refurbishing activities.

THREE MONTHS ENDED JANUARY 31, 1995 AS COMPARED WITH
THREE MONTHS ENDED JANUARY 31, 1994

     Rental Revenue for the quarter ended January 31, 1995, was $2,670,000 compared to $1,904,000 reported for the quarter ended January 31, 1994. This improvement was due to a 38% increase in revenue days and a 2% increase in revenue per day.

     Sales for the quarter ended January 31, 1995, were $7,655,000 compared to $13,497,000 for the same period a year ago. This decline was due mainly to a shift in rental vehicle sales from the third quarter to the second quarter this year. The Company was able to accelerate these sales due to lower rental volume at the end of the peak summer rental season. In addition, the Company limited wholesale sales in the third quarter as the need to dispose of older fleet vehicles dimished.

     Cost of Rentals as a percentage of Rental Revenue was 75% in 1995, compared to 302% in 1994. Cost of Rentals in 1994 included a one-time revaluation charge of $3,452,000. Cost of Rentals as a percentage of Rental Revenue for the quarter ended January 31, 1994, excluding the one-time charge was 121%. The improvement in the current year is due to the Company operating a newer, smaller fleet, which has had the impact of reducing both fixed and variable costs.

     Cost of Sales as a percentage of Sales was 84% for the quarter ended January 31, 1995, compared to 90% in 1994. This increase is due to the Company's shift away from lower margin wholesale sales.

     Interest Expense for the quarter ended January 31, 1995, was $1,611,000 compared to $1,070,000 in 1994. This increase is due to increased interest rates as the prime rate has increased dramatically.

     Selling, general and administrative expenses were $4,658,000 in the third quarter compared to $4,456,000 a year ago. This increase was due to increased advertising and increased personnel costs associated with the Company's refurbishing of rental vehicles.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRUISE AMERICA, INC.


March 9, 1995                 ERIC R. BENSEN
                              -----------------------
                              Eric R. Bensen
                              Vice President
                              Chief Financial Officer


March 9, 1995                 Randall Smalley
                              -----------------------
                              Randall Smalley
                              President
                              Chief Executive Officer