Form 10-K405
period 1995-04-30
CRUISE AMERICA INC
filed 1995-07-31
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                    For the fiscal year ended April 30, 1995

                   SUBMITTED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 ---------------------------------------------

                              Cruise America, Inc.
                             11 West Hampton Avenue
                            Mesa, Arizona 85210-5258
                           Telephone: (602) 464-7300

                           Commission File No. 1-9471

                             I.R.S. No. 59-1403609

                        State of Incorporation: Florida
                 ---------------------------------------------

                   Securities registered pursuant to Section
                               12(b) of the Act:

 Title of each class                   Name of each exchange on which registered

   COMMON STOCK                               AMERICAN STOCK EXCHANGE

            Securities registered pursuant to Section (g) of the Act

                                     -NONE-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X           NO
                              -----

The aggregate market value of voting stock held by non-affiliates as of July 19, 1995, was approximately $20,597,735. As of July 19, 1995, 5,703,159 shares of the registrant's Common Stock were outstanding of which 4,119,547 were held by non-affiliates of the registrant.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's proxy materials to be filed with the Securities and Exchange Commission has been incorporated by reference in Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM                                PART I                                 PAGE

 1. Business ...............................................................   3

 2. Properties .............................................................   6

 3. Legal Proceedings ......................................................   6

 4. Submission of Matters to a Vote of Security Holders ....................   7

                                    PART II

 5. Market for Registrant's Common Stock and Related Stock-
     holder Matters ........................................................   7

 6. Selected Financial and Operating Data ..................................   8

 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations .........................   9

 8. Financial Statements and Supplementary Data ............................  13

 9. Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure ...................................  30

                                    PART III

10. Directors and Executive Officers of the Registrant .....................  30

11. Executive Compensation .................................................  30

12. Security Ownership of Certain Beneficial Owners
     and Management ........................................................  30

13. Certain Relationships and Related Party Transactions ...................  30

                                    PART IV

14. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K ...................................................  31

                                     PART I

ITEM 1.  BUSINESS

General

Cruise America, Inc. is the largest company in North America specializing in the rental and sale of Recreational Vehicles (RV's). The Company began sales and rental operations in Miami, Florida in 1972, with an initial strategy to locate rental centers in metropolitan gateway cities which are destinations for large numbers of domestic and international travelers. Since that time, the Company has established 80 additional rental and/or sales locations across the United States. In 1988, the Company started Canadian operations and opened rental and sales centers in Montreal, Toronto, Vancouver and Calgary. At April 30, 1995, the Company operated a total of 15 Hub offices, 69 Satellite offices, and a rental fleet of 1,884 recreational vehicles across North America.

Recreational Vehicle rentals provide the consumer with the benefits of use without the burdens of ownership, and make Recreational Vehicle vacations available to a broad range of consumers. Motorhomes combine transportation, lodging, and cooking facilities at a cost which the Company believes provides an economical alternative to automobile travel and related hotel and restaurant expenses. Additionally, recent technological advances, including more aerodynamic design, lighter weight construction and fuel-efficient engines, have substantially increased the fuel-efficiency of Recreational Vehicles.

Besides rentals, the Company sells new and used RV's (including vehicles retired from the rental fleet) from all its Hub offices. The sales effort is marketed under the name RV DEPOT and currently represents approximately 57% of total revenue.

The amounts of revenues, income and identifiable assets attributable to the Company's foreign operations is set forth in Note 11 to Consolidated Financial Statements included elsewhere in this Form 10-K.

Cruise America Rental System

Cruise America rents a wide variety of Recreational Vehicles at each of its 15 Hub and 69 Satellite offices across North America. The Company's peak rental fleet in the year ended April 30, 1995 consisted of 2,710 Recreational Vehicles, of which 1,817 were motorhomes, 840 were truck campers, 22 were motorcycles and 31 were vans and trailers. The majority of vehicles available for rent were current model, one or two year old vehicles.

Cruise America's Recreational Vehicles include a wide range of sizes from 18 to 31 feet. Cruise America motorhomes and camperhomes are fully self contained with kitchen and bath facilities, heat and air conditioning as well as comfortable sleeping arrangements. Most motorhomes have electric generators and many have microwave ovens. Cruise America Recreational Vehicles are as easy to drive as a car with no special license requirements. All vehicles are equipped with automatic transmission, power steering and power brakes. Most vehicles also have cruise control.

Over the past three years, the Company's use of rental vehicles that can easily be disposed of after the peak summer rental season has increased to 30% of the rental fleet. The Company also began in the Spring of 1993 to purchase motorhomes that are designed such that the coach portion can be easily removed from the old chassis and placed on a new chassis. These two changes in the rental fleet are designed to reduce maintenance and holding costs and increase the service life of the vehicles. Virtually the entire rental fleet is now made up of these specially designed recreational vehicles.

The Company purchases its rental fleet from several manufacturers, including Chevrolet, Fleetwood, Damon, Four Winds, Holiday Rambler, Coachmen and Winnebago. The Company believes it enjoys excellent relationships with its suppliers, most of which have been suppliers to the Company for many years. The Company believes, if the need arose, that it could equip its fleet with Recreational Vehicles from other suppliers without any material adverse effect on its operations. Most of the Company's rental vehicles are pledged as security under financing agreements with banks and other financial institutions.

Subject to certain deductible amounts and retention limits, the Company maintains coverage to insure against claims based upon personal injury, property damage and loss of Company property in connection with its business and operations. In light of current insurance costs and the Company's experience, the Company believes that its policy limits provide sufficient coverage and the deductible amounts are reasonable.

Hub Offices

At April 30, 1995, the Company operated Hub offices from 15 locations in the United States and Canada. Each office consists of full service rental operations, new, used and fleet RV sales, fleet maintenance, and vehicle storage. In addition, each Hub office provides management and marketing support and other services to the Satellite offices within its respective service area.

Among the factors which the Company considers significant in the selection of locations for Hub offices are population, demographics, proximity to major airports, vacation destinations and favorable economic conditions within the potential service area for the rental and sale of Recreational Vehicles.

Satellite Offices

At April 30, 1995, the Company operated 69 Satellite offices. Satellite offices are independently owned and operated businesses that contract to rent the Company's Recreational Vehicles. Typically, the Satellite office operator also is engaged in a complementary business such as car, truck or equipment rentals, or RV sales. The Satellite office operator provides the facilities and all personnel for the rental operation and is paid a commission on the rental revenue generated. The Company provides each Satellite office with vehicles, maintenance, service, forms, supplies, advertising and management support.

Fleet Planning and Management

Fleet management is accomplished through the coordination of reservations, fleet purchasing, fleet distribution, fleet sales, marketing and the motorhome rechassis/refurbish operation. Information derived from each of these areas is used to establish a fleet plan designed to maximize vehicle utilization.

Reservation information from local, central and international reservations is used to schedule vehicle requirements and demands. This information is also used to schedule routine maintenance and to establish pricing and one-way surcharges in order to control vehicle utilization and availability. Expansion of the rental fleet and the timing of vehicle purchases, as well as the distribution of rental vehicles among rental centers, are determined in part by historical reservation demand and anticipated demand as expressed to management by tour operators and travel agents.

Vehicle purchases are generally scheduled so that new vehicles are delivered according to anticipated rental demand. The Company encourages one-way vehicle flow into the sunbelt locations in the fall and into the snowbelt locations in the spring.

Vehicles from the fleet are sold at all Hub locations. Fleet sales are controlled at the Company's headquarters. Because fleet sales are seasonal and regionalized, the Company maintains a wide selection of Recreational Vehicles during the peak selling months in order to maximize sales.

Customer Service

The Company believes strongly in familiarizing the customer in all aspects of Recreational Vehicle usage. Each customer is given a full demonstration prior to rental as well as extensive written instructions. Multi-lingual personnel are retained at major gateway markets to assist foreign customers. On the road, customers have access to twenty-four hour toll-free lines for assistance.

All vehicles are cleaned, inspected and serviced prior to pickup, and detailed quality control procedures are used to assure that vehicles are properly prepared and maintained. The Company makes available to rental customers luggage storage, kitchen supplies and utensils, linens, airport pickup and maps.

Advertising and Promotion

The Company's objective is to provide quality rental services at competitive prices to both domestic and international customers. Rental services are marketed directly to the consumer and through tour operators and travel agents. The Company's rental marketing program is designed to level out rental demand throughout the year in order to maximize vehicle utilization.

The Company's rental services are marketed internationally by commissioned general sales agents and by approximately 200 tour operators in their brochures and related travel media in approximately 25 countries. The Company also engages in direct advertisement in several foreign markets. Currently, the Company's rental programs are featured in North American destination travel brochures published in many countries throughout the world.

The Company also promotes its rental programs through travel agents, airlines, automobile clubs and other targeted marketing groups. The Company has been a participating sponsor in various fund raising and sporting events. In addition, the Company offers special motorhome vacations and discounted rates designed to stimulate business in the off-season.

The Company also conducts a balanced domestic advertising program for sales and rentals, which includes advertisements in telephone directories, print media, industry trade media, local newspaper displays, classified advertising and other select publications. To a lesser extent, the Company advertises on radio and television and through direct mail promotions. The Company also promotes its products and services at Recreational Vehicle shows, travel trade and consumer shows and other special events.

Reservations

The Company's reservations department maintains toll-free customer telephone service across the United States and Canada. The international reservations department receives, confirms, processes and invoices international reservations. Computer terminals have been installed at approximately 20 major tour operators in Europe, vastly speeding up the reservation process. Domestically, the reservations department also performs customer credit qualification procedures and processes travel agent requests and bookings.

Vehicle Service and Parts

The Company maintains or has access to fully-equipped service facilities at each office to support its rental fleet. In addition, the Company's Miami, Florida and Mesa, Arizona offices maintain retail service departments, which are equipped to handle the repair of virtually any type of Recreational Vehicle. The parts department supports the rental, sales and service functions of the Company, and also provides support to the Hub and Satellite rental centers by stocking parts that are not readily available. In addition, the parts department stocks accessory items usually sold to Recreational Vehicle owners. The parts department conducts mail order sales, both foreign and domestic, for scarce or specialized Recreational Vehicle parts. Parts are sold at both wholesale and retail.

Competition

The Company is the largest company in North America that specializes in the rental and sale of Recreational Vehicles. The Company competes with other leisure and vacation activities, many of which are more visible and familiar than the Company's product. The Company competes in the rental and sale of Recreational Vehicles with several firms, some of which operate in multiple locations. In addition, there are local competitors that operate in single locations. Significant competitive factors in the Recreational Vehicle rental and sales industry include price, service, reliability, quality of product and convenience one-way rentals, and vehicle availability. The Company believes that it is competitive in all of these categories.

Employees

As of April 30, 1995, the Company had 258 full-time employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be excellent.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in Mesa, Arizona. The Company owns facilities in Mesa, Miami, Denver, Los Angeles and Oakland. The Company leases its facilities at each of its other Hub rental centers pursuant to operating leases expiring at various times through the year 2004.

ITEM 3.  LEGAL PROCEEDINGS

On May 14, 1987, one of the Company's concession operators commenced a lawsuit entitled Altman's America, et. al. v. American Land Cruisers of California, Incorporated, et. al. in the Superior Court of the State of California for the County of Los Angeles. The action arose out of a claim for an alleged wrongful termination by the Company of a sublease agreement. After the trial jury returned verdicts adverse to the Company, the Company incurred a charge in the fourth quarter of 1988 in the amount of $4,300,000 for damages and fees pending appeal. On February 1, 1991, the appellate court reversed the judgement against the Company. In overturning the trial court judgement, the appeals court set aside jury verdicts for compensatory and punitive damages and awarded Cruise America, Inc. its costs of appeal. Subsequently, both the appeals court and the Supreme Court of California denied a petition brought by plaintiff to rehear the case. The reversal of the lawsuit resulted in the elimination of the related contested liability in the amount of $4,094,000 for the year ended April 30, 1991. On September 3, 1991, Plaintiff refiled the lawsuit. On January 14, 1993, the Trial Court upheld the Company's right to terminate the sublease agreement but awarded plaintiff $120,000 in pretermination damages. On March 11, 1993, the Trial Court awarded plaintiff $115,000 in attorney's fees and costs. However, the Trial Court ruled that Cruise America was the prevailing party and as such, awarded the Company $634,000 in attorney's fees and costs. On March 12, 1993, plaintiff filed a notice of appeal which is currently pending. The Company believes, after reviewing the case with counsel, that the latest rulings will be upheld.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

There were no matters which were brought to a vote of security holders during the fourth quarter of fiscal 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol RVR. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the American Stock Exchange.


                                                            1994                             1995
                                                   ---------------------               -------------------
Quarter Ended                                        High         Low                   High         Low

     July 31, 1993 and 1994.....................     7            4 5/8                 3 3/4        2 3/8
     October 31, 1993 and 1994..................     5 7/8        4 5/8                 3 1/2        2 3/8
     January 31, 1994 and 1995..................     5 1/2        4 3/8                 3 13/16      2 7/16
     April 30, 1994 and 1995....................     5 1/4        3 1/2                 4 11/16      3 3/8



As of April 30, 1995, there were 245 holders of record, not including security position listings.

The Company has not paid cash dividends since 1982. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on its Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time on the basis of the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors. The Company currently is restricted from paying cash dividends under the terms of some of it's financing agreements. See Note 8 to the Consolidated Financial Statements.



ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
         (In thousands except per share data and Selected Operating Data)

The selected consolidated financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" has been derived from the consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (including the notes thereto).





                                                      Year Ended
                                                       April 30,
                             ----------------------------------------------------------
                                  1991       1992        1993        1994       1995
                                  ----       ----        ----        ----       ----
Selected Statement of
  Operations Data:
Rental Revenue                 $ 42,984     44,562      45,686      40,537      36,842
Sales                            26,924     30,901      61,077      55,540      48,476
                               --------    -------    --------     -------    --------
Total Revenue                    69,908     75,463     106,763      96,077      85,318
                               --------    -------    --------     -------    --------
Gross Profit from
  Operations                     25,939     24,765      26,273      21,108      27,037
                               --------    -------    --------     -------    --------
Unusual Item:
  Contested Liability             4,094          0           0           0           0
Net Earnings (Loss)            $  3,521       (512)       (800)     (3,101)        185
                               --------    -------    --------    --------    --------
Earnings (Loss) Per
   Share                       $    .64       (.09)       (.14)       (.55)       .03
                               --------    -------    --------    --------    --------
Average Common
  Shares Outstanding              5,531      5,539       5,543       5,630       5,694
                               --------    -------    --------    --------    --------

Selected Balance Sheet
  Data (end of period):
Rental Vehicles, Net             78,414     80,020      70,755      46,474      51,315
Total Assets                    109,270    110,163     105,372      89,762      89,378
Total Rental Vehicle
  Financing                      59,602     60,803      50,950      25,356      30,622
Long-Term Debt, excluding
  current installments           13,173     10,218       8,937      28,432      23,892
Stockholders' Equity           $ 26,459     25,914      24,761      22,064      22,329

Selected Operating Data:
Rental Fleet - Peak               3,411      3,544       4,019       4,015       2,710
Rental Fleet - End of Period      3,115      3,430       3,158       1,790       1,884
Total Rental Centers                113        108          86          95          84
Rental Vehicles Sold                946        977       2,111       1,807       1,494
Revenue Days (1)                455,735    471,045     477,745     456,256     370,144

(1) Revenue days is calculated as the total number of days that all fleet vehicles were rented during the period.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

The Company's gross profits are derived principally from its rental business. For the years ended April 30, 1994 and 1995, 75% and 78%, respectively, of the Company's gross profit from operations was from rentals. The Company's sales business also contributes to its gross profits, but the gross margins in the sales business are substantially less than in the rental business. The Company augments its rental vehicle sales at retail with wholesale sales and has developed fleet repurchase arrangements with fleet manufacturers. The Company has also developed the ability to replace the chassis portion of the motorhome fleet which extends the vehicle's life and reduces the Company's reliance on sales to achieve fleet turnover. The rental business is seasonal, with recreational travel and tourism being highest in the summer months. Rental revenue in the summer months (May through October) represents the majority of rental revenue for the 12 month operating cycle. Certain rental costs are variable such as depreciation, but many rental costs are fixed such as interest, licenses and insurance. Because of these seasonal characteristics the Company historically reports net losses in the months from November through April and reports net earnings during the period from May through October. Owing to the seasonality of its rental business, the results of any interim period are not necessarily indicative of the results which might be expected for a full year.

Results of Operations

For the year ended April 30, 1995 compared to the year ended April 30, 1994. Rental Revenue decreased to $36,842,000 in 1995, from $40,537,000 in 1994, a 9%
decline. An 11% increase in revenue per day was more than offset by a 19% reduction in revenue days. The volume decline was primarily due to severe discounting by competitors at a time when the Company was raising rates.

Sales in 1995 were $48,476,000 compared to $55,540,000 in 1994, a decrease of 13%, primarily as a result of lower rental vehicle sales. The Company's ability to extend the service life of rental vehicles by replacing the chassis has impacted sales volume by limiting the need to turn the fleet as often. New vehicle sales also declined as a result of an industry-wide slowdown from the prior year.

Cost of Rentals as a percentage of Rental Revenue was 42% in 1995 compared to 61% in 1994. Included in Cost of Rentals in 1994 is a one time charge of $3,452,000 to revalue vehicles retired from the fleet. Without this charge, cost of rentals would have been 52% in 1994. The improvement in 1995 was mainly due to lower costs of maintenance and other variable costs associated with the 19% reduction in rental volume at the same time the Company raised rates by 11%.

Cost of Sales as a percentage of Sales was 88% compared to 91% in 1994. Improvements were seen in Rental Vehicle, New and Used Vehicle Sales as the Company's reduced need to sell fleet vehicles resulted in a significant shift away from lower margin sales at wholesale.

Gross Profit from Operations as a percentage of Total Revenue was 32% in 1995 up from 22% in 1994. Excluding the one time charge to cost of rentals of $3,452,000 in 1994 to revalue vehicles retired from the fleet, the percentage would have been 26% in 1994. Gross profit percentage improvements were seen in rentals and sales.

Interest Expense in 1995 was $6,035,000 compared to $5,031,000 in 1994, primarily as a result of higher interest rates.

Selling, General and Administrative Expenses increased to $20,779,000 in 1995 from $19,826,000 in 1994. This was mainly as a result of increased advertising expenditures as well as a slight increase in personnel costs related to the Company's headquarters operations.

Income tax expense in 1995 represented a 17% effective tax rate compared to a benefit of 17% in 1994. See note 7 to the consolidated financial statements.

For the year ended April 30, 1994 compared to the year ended April 30, 1993. Rental Revenue decreased to $40,537,000 in 1994, from $45,686,000 in 1993, an 11% decline. This decrease was primarily the result of negative year-to-year comparisons in the last two fiscal quarters in the Florida market. In the last two quarters of 1993, rental revenues were above normal levels due to business activity relating to Hurricane Andrew. In the last two quarters of 1994, rental revenue in Florida was depressed well below normal levels due to a reduction in tourism resulting from publicity surrounding attacks on tourists.

Sales in 1994 were $55,540,000 compared to $61,077,000 in 1993, a decline of 9%.
This decrease is due to the large number of sales made during 1993 in the aftermath of Hurricane Andrew that were absent in 1994.

Cost of Rentals as a percentage of Rental Revenue was 61% in 1994 compared to 53% in 1993. Included in cost of Rentals in 1994 is a one time charge of $3,452,000 to revalue vehicles retired from the rental fleet (See Note 2 to the Consolidated Financial Statements). Without this charge, cost of rentals would have been 52% of Rental Revenue in 1994, comparable to the prior year.

Cost of Sales as a percentage of Sales was 91% in 1994 compared to 92% in 1993. This improvement is related to a change in sales mix toward higher profit margin new vehicles versus lower margin rental vehicles.
Rental vehicles represented 50% of sales in 1994, down from 57% in 1993.

Gross Profit from Operations as a percentage of Total Revenue was 22% in 1994 compared to 25% in 1993. The one time charge to cost of rentals of $3,452,000 to revalue vehicles retired from the rental fleet reduced the percentage in 1994 from 26% to 22%.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 21% in 1994 compared to 20% in 1993. A decrease of 7% in expenses was offset by a decrease in revenues of 10%. Savings resulting from a restructuring of the Company's California operations were offset in part by one time moving and severance costs associated with relocating the Company's headquarters from Miami, Florida, to Mesa, Arizona.

Interest Expense in 1994 was $5,031,000 compared to $6,043,000 in 1993 as a result of lower average interest rates and lower debt levels.

Income tax benefit in 1994 represented an effective tax rate of 17% compared to income tax benefit in 1993 of 20%. See Note 7 to the Consolidated Financial Statements.


Liquidity and Capital Resources

As of April 30, 1995, the Company had working capital in the amount of $5,107,000. The Company believes that, during fiscal 1996, cash generated from operations and financing available from banks and vehicle manufacturers will be sufficient for its working capital and operating needs. The Company currently has lines of credit totaling $87,000,000 to finance rental vehicle purchases, of which approximately $56,000,000 is unused. Interest rates on these lines range from U.S. prime to U.S. prime plus 2% for U.S. based vehicles and Canadian prime plus 1% for Canadian based vehicles. The Company is required to make monthly principal curtailments of 1.5% of the outstanding balances of its lines of credit. It is anticipated that borrowings under current financing arrangements will increase to finance the purchase of additional rental vehicles during the first quarter of fiscal year ended April 30, 1996 as the Company prepares for the peak summer rental season. The Company presently anticipates that future purchases of new rental vehicles will be financed primarily with funds available under lines of credit from financial institutions and manufacturers, but the Company may seek additional debt or equity financing in the future.

Other Matters

The Company believes that its business has not been significantly affected by inflation. The Company believes that increases in the cost of new rental vehicles resulting from inflation will be offset by higher resale values for used rental vehicles. Historically, increases in operating costs are passed on to the consumer. Higher interest rates and construction costs would increase the cost of acquiring and opening new locations.

The Company's wholly owned subsidiary, Cruise Canada, Inc. was incorporated in October 1987 and began operations in 1988. Cruise Canada, Inc. operated a peak fleet of approximately 777 vehicles for the year ended April 30, 1995 from four hub locations and one satellite location in Canada. Financial information regarding Canadian operations is included in Note 11 to the Consolidated Financial Statements.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Cruise America, Inc.:

We have audited the accompanying consolidated balance sheets of Cruise America, Inc. and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cruise America, Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles.


                                                 KPMG Peat Marwick LLP
Phoenix, Arizona
July 25, 1995

                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                  A S S E T S

                                                                   April 30,
                                                              1994          1995
Current assets:

Cash and Cash Equivalents ..........................      $  4,261         3,091

Accounts Receivable, Net ...........................         2,864         3,561

Inventories ........................................        21,600        17,235

Prepaid Expenses and Other Current Assets ..........         1,051           837
                                                          --------      --------

     Total Current Assets ..........................        29,776        24,724
                                                          --------      --------
Rental Vehicles ....................................        55,303        63,713
     Less Accumulated Depreciation .................         8,829        12,398
                                                          --------      --------
       Net Rental Vehicles .........................        46,474        51,315
                                                          --------      --------
Property and Equipment .............................        16,867        16,795
     Less Accumulated Depreciation .................         5,736         6,274
                                                          --------      --------
       Net Property and Equipment ..................        11,131        10,521
                                                          --------      --------
Deposits and Other Assets ..........................         2,381         2,818
                                                          --------      --------
                                                          $ 89,762        89,378
                                                          --------      --------





 See accompanying notes to consolidated financial statements.

                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        April 30,
                                                    1994       1995
                                                    ----       ----
Current Liabilities:
Floor Plan Contracts .........................  $  5,331        709
Current Installments of Rental
  Vehicle Financing ..........................     8,705      7,394
Current Installments of Long-Term Debt .......     1,727      3,072
Accounts Payable and Accrued Expenses ........     2,191      2,042
Customer Deposits ............................     4,368      6,380
Income Taxes Payable .........................        25         20
                                                --------   --------

     Total Current Liabilities ...............    22,347     19,617
                                                --------   --------

Rental Vehicle Financing, Excluding Current
  Installments ...............................    16,651     23,228
Long-Term Debt, Excluding Current
  Installments ...............................    28,432     23,892
Deferred Income Taxes ........................       268        312

Stockholders' Equity:
Preferred Stock $1.00 par value;
  1,000,000 shares authorized, none
  issued or outstanding ......................        --        --
Common Stock $.01 par value; 15,000,000 shares
  authorized, 5,694,000 issued and
  outstanding ................................        57         57
Additional Paid-in Capital ...................    24,815     24,815
Accumulated Deficit ..........................    (2,093)    (1,908)
Translation Adjustment .......................      (715)      (635)
                                                 -------   --------

     Total Stockholders' Equity ..............    22,064     22,329

Contingencies.................................
                                                $ 89,762     89,378
                                                --------   --------


See accompanying notes to consolidated financial statements.

                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                        Year Ended April 30,
                                                        --------------------
                                                    1993        1994        1995
                                                    ----        ----        ----

Rental Revenue...............................   $ 45,686      40,537      36,842
Sales .......................................     61,077      55,540      48,476
                                                --------    --------    --------
     Total Revenue ..........................    106,763      96,077      85,318
                                                --------    --------    --------

Cost of Rentals .............................     24,296      24,608      15,623
Cost of Sales ...............................     56,194      50,361      42,658
                                                --------    --------    --------
     Total Costs ............................     80,490      74,969      58,281
                                                --------    --------    --------

Gross Profit from Operations ................     26,273      21,108      27,037

Interest Expense ............................      6,043       5,031       6,035
Selling, General and  Administrative
  Expenses ..................................     21,224      19,826      20,779
                                                --------    --------    --------

Earnings (Loss)Before Income Taxes ..........       (994)     (3,749)        223

Income Tax Expense (Benefit) ................       (194)       (648)         38
                                                --------    --------    --------

Net Earnings (Loss)..........................   $   (800)     (3,101)        185
                                                --------    --------    --------

Net Earnings (Loss) Per Share ...............   $   (.14)       (.55)        .03
                                                --------    --------    --------

Average Common Shares
  Outstanding ...............................      5,543       5,630       5,694
                                                --------    --------    --------




See accompanying notes to consolidated financial statements.


                                           CRUISE AMERICA, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (In thousands)

                                         YEARS ENDED APRIL 30, 1993, 1994 AND 1995

                                   Common Stock      Additional    Retained
                                 Number               Paid-in      Earnings   Translation
                               of Shares    Amount    Capital     (Deficit)   Adjustment      Total
                               ---------    ------   ----------   ---------   -----------     -----

Balance April 30, 1992 ...        5,541   $      55      23,814       1,808          237    $  25,914
                              ---------   ---------   ---------   ---------    ---------    ---------

Exercise of Stock Options             4          --          20          --           --           20

Translation Adjustment for
    Foreign Operations ...           --          --          --          --         (373)        (373)

Net Loss .................           --          --          --        (800)          --         (800)
                              ---------   ---------   ---------   ---------    ---------    ---------

Balance April 30, 1993 ...        5,545          55      23,834       1,008         (136)      24,761
                              ---------   ---------   ---------   ---------    ---------    ---------

Stock issuance ...........          149           2         706          --           --          708

Warrants .................           --          --         275          --           --          275

Translation Adjustment for
    Foreign Operations ...           --          --          --          --         (579)        (579)

Net Loss .................           --          --          --      (3,101)          --       (3,101)
                              ---------   ---------   ---------   ---------    ---------    ---------

Balance April 30, 1994 ...        5,694          57      24,815      (2,093)        (715)      22,064
                              ---------   ---------   ---------   ---------    ---------    ---------

Translation Adjustment for
Foreign Operations .......           --          --          --          --           80           80

Net Earnings .............           --          --          --         185           --          185
                              ---------   ---------   ---------   ---------    ---------    ---------

Balance April 30, 1995 ...        5,694   $      57      24,815      (1,908)        (635)    $ 22,329
                              =========   =========   =========   =========    =========    =========

See accompanying notes to consolidated financial statements.



                                           CRUISE AMERICA, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                               Year Ended April 30,
                                                                               --------------------
                                                                           1993         1994        1995
                                                                           ----         ----        ----

Cash Flows from Operating Activities:
   Net Earnings (Loss).............................................    $   (800)      (3,101)         185
   Depreciation and Amortization ..................................      12,944       10,523        9,453
   Deferred Income Taxes (Benefit) ................................        (203)        (664)          44
   One Time Revaluation Charge ....................................          --        3,452           --
   Gain on Sale of Rental Vehicles ................................        (231)      (1,288)      (1,122)
   Gain on Sale of Property and Equipment .........................          (6)          (3)        (108)
   Decrease (Increase) in Accounts
     Receivable ...................................................      (1,113)       1,538         (697)
   Decrease (Increase) in Inventories .............................      (2,648)       6,926        4,365
   Increase (Decrease) in Floor Plan Contract .....................       5,060       (1,717)      (4,622)
   (Decrease) in Accounts Payable and
     Accrued Expenses .............................................      (1,283)      (1,208)        (149)
   Increase (Decrease) in Income Taxes Payable ....................           9           16           (5)
   Increase (Decrease) in Customer Deposits .......................       4,270       (2,370)       2,012
   Other, Net .....................................................        (282)        (511)          51
                                                                        -------      -------      -------
     Net Cash Provided by Operating Activities  ...................      15,717       11,593        9,407
                                                                        -------      -------      -------
Cash Flows From Financing Activities:
   Proceeds From Rental Vehicle Borrowing..........................      39,830       40,586       41,628
   Repayment of Rental Vehicle Borrowing ..........................     (49,683)     (66,180)     (36,362)
   Proceeds from Long Term Borrowing ..............................          --       21,549           --
   Repayment of Long Term Borrowing ...............................      (1,638)      (2,649)      (3,195)
   Exercise of Stock Options ......................................          20           --           --
                                                                        -------      -------      -------
   Net Cash Provded by (used in) Financing Activities .............     (11,471)      (6,694)       2,071
                                                                        -------      -------      -------
Cash Flows From Investing Activities:
   Purchase of Rental Vehicles.....................................     (37,382)     (33,716)     (34,058)
   Proceeds from Rental Vehicle Sales .............................      34,872       27,825       21,797
   Purchase of Property and Equipment .............................        (438)      (1,751)        (195)
   Proceeds from Sale of Property and
     Equipment ....................................................          11            4          245
   (Increase) Decrease in Deposits and
     Other Assets .................................................          30       (1,302)        (437)
                                                                        -------      -------      -------
     Net Cash used in Investing Activities.........................      (2,907)      (8,940)     (12,648)
                                                                        -------      -------      -------
Increase (Decrease) in Cash and
   Cash Equivalents................................................       1,339       (4,041)      (1,170)
Cash and Cash Equivalents
   beginning of year ............................................      $  6,963        8,302        4,261
                                                                        -------      -------      -------
Cas$ and Cash Equivalents end of year ...........................      $  8,302        4,261        3,091
                                                                        -------      -------      -------
Noncash Investing and Financing Activities:
   Issuance of Common Stock in connection
     with $roperty Acquisition ..................................      $     --          708           --
                                                                        -------      -------      -------
   Issuance of Warrants in connection with
     Senior Notes ...............................................      $     --          275           --
                                                                        -------      -------      -------
   Transfer of Vehicles from Rental
     Vehicles to Inventory ......................................      $     --       22,075           --
                                                                        -------      -------      -------
See Accompanying Notes to Consolidated Financial Statements

                     CRUISE AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1993, 1994 AND 1995

1.        Summary of Significant Accounting Policies

(a)       Organization and Principles of Consolidation

         The consolidated financial statements include the accounts of Cruise America, Inc. (the "Company") and its wholly owned subsidiaries which operate Recreational Vehicle rental and sales centers throughout North America.

         All significant intercompany transactions have been eliminated in consolidation.

(b)       Inventories

         Inventories of new and used vehicles held for sale are valued at the lower of cost or market using specific identification. Parts and accessories are valued at the lower of cost (first-in, first-out basis) or market.

(c)       Rental Vehicles, Property and Equipment and Depreciation

          Rental Vehicles are stated at cost, net of volume purchase discounts. Depreciation of rental vehicles is based on either mileage or the straight line method depending on the category of vehicle. Repairs and maintenance on rental vehicles are charged to operations as costs are incurred and are included in Cost of Rentals.

          Property and Equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance on property and equipment are charged to operations as costs are incurred. Costs incurred for major renewals and betterments are capitalized. Gains and losses on sales of property and equipment are recorded in Selling, General and Administrative expenses.

(d)       Income Taxes

          The Company and its Subsidiaries file consolidated U.S. Federal and State income tax returns. Cruise Canada, Inc., a foreign corporation, files Canadian Federal and Provincial income tax returns.

          Effective May 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". No cumulative effect adjustment was required. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Investment tax credits are accounted for by the flow-through method which records the benefit in the year the qualifying asset is placed in service.

(e)       Cash Equivalents

          The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(f)       Reclassifications

          For comparative purposes, certain amounts have been reclassified to conform with April 30, 1995 financial statement presentation.

(g)       Revenue Recognition

          Rental Revenue is recognized as earned, on an accrual basis. Revenue from sales operations is recognized as earned at the time of delivery of a vehicle or at the time service is performed.

(h)       Vendor Allowances

          In addition to volume purchase discounts received from motorhome manufacturers which are recorded as a reduction to vehicle cost, the Company receives advertising subsidies and marketing allowances from certain vendors. These subsidies and allowances are recorded as earned as a reduction to the related costs.

(i)       Finance Commissions

          The Company discounts retail installment receivables related to the sale of new, used and rental vehicles with financial institutions on a nonrecourse basis. Finance income is recorded on an accrual basis and is included in Sales revenue. Under the terms of the arrangements with some of these financial institutions, the Company is contingently liable to repay a portion of such finance income in the event of prepayment or repossession.

(j)       Foreign Currency

          The Company's foreign operation uses the local currency as its functional currency. The impact of currency fluctuation is included in stockholders' equity as a translation adjustment. The Company recognizes transaction gains and losses on intercompany loans and debt arrangements denominated in currencies other than the Subsidiary's functional currency. These gains and losses are reported in Selling, General and Administrative expenses.

(k)       Concentrations of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consisted primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's customer base. Although the Company receives significant vendor allowances from manufacturers, there have been no credit losses related to these suppliers.

(l)       Self Insurance

          The  Company   participates  in  insurance  programs  that  contain  a
self-insured retention. The Company estimates its liability for the self-insured portions of the risks covered by such programs and accrues appropriate amounts.

2.        Inventories and Floor Plan Contracts

          Inventories consist of the following (in thousands):
                                                               April 30,
                                                       ------------------------
                                                          1994           1995
                                                          ----           ----
          New Vehicles............................  $    6,634       $  7,522
          Used Vehicles...........................      12,763          7,058
          Parts, Accessories, Kits and Other......       2,203          2,655
                                                    ----------      ---------
                                                    $   21,600       $ 17,235
                                                     ----------      ---------

     All new vehicles that are financed, are pledged as security under floor plan contracts with banks and other financial institutions. Floor plan contracts are due upon the sale of the related vehicle or one year. Interest rates on floor plan contracts are at U.S. prime at April 30, 1994 and 1995, respectively. Interest expense on floor plan contracts amounted to $484,000, $483,000 and $483,000 for the years ended April 30, 1993, 1994 and 1995, respectively.

     Unused floor plan contracts as of April 30, 1995 were approximately $5,700,000.

     During the third quarter of fiscal 1994, the Company made a strategic decision to permanently retire a segment of older vehicles from its rental fleet. This decision is consistent with the Company's ongoing goal to maintain its position as the industry leader by operating the newest rental fleet in the industry. The retired vehicles have been transferred to the Company's R.V. DEPOT sales division for refurbishing where needed and for sale at retail and at wholesale. In conjunction with this retirement, the Company has transferred vehicles having a net book value of $22,075,000 into sales inventory and has taken a one time charge of $3,452,000 to adjust the carrying value of the vehicles for disposition and to cover any refurbishing costs needed. The one time charge is included in Cost of Rentals. The decrease in inventories for the year ended April 30, 1994 in the Consolidated Statements of Cash Flows is net of the transfer in of vehicles.

3.       Rental Vehicles

The following is a summary of Rental Vehicles and the related accumulated depreciation (in thousands).





                     CRUISE AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RENTAL VEHICLES

                      Balance at                                        Balance
                      Beginning        Additions                        at End
                      of Year           at cost       Retirements       of Year
                      ----------       ---------      -----------       -------
Year Ended:
  April 30, 1993      $100,103          37,382          45,675          91,810
  April 30, 1994      $ 91,810          33,716          70,223          55,303
  April 30, 1995      $ 55,303          34,058          25,648          63,713



                            ACCUMULATED DEPRECIATION

                     Balance at        Additions                        Balance
                     Beginning        Charged to                        at End
                     of Year         Cost of Rentals   Retirements      of Year
                     ----------      ---------------   -----------      -------

Year Ended:
  April 30, 1993      $ 20,083          12,006           11,034          21,055
  April 30, 1994      $ 21,055           9,768           21,994           8,829
  April 30, 1995      $  8,829           8,542            4,973          12,398


4.       Rental Vehicle Financing

Most rental vehicles are pledged as security under financing agreements with banks and other financial institutions. The following is a summary of rental vehicle financing (in thousands):

                                                              April 30,
                                                      -----------------------
                                                         1994            1995
                                                         ----            ----
Various Notes; interest rates ranging from
  U.S. prime to U.S. prime plus 2%,
  to Canadian prime plus 1%;
  due in monthly installments, expiring at
  various times through April 1997 or at the
  time of sale of the related vehicle............   $   25,356           30,622
Less Current Installments........................        8,705            7,394
                                                    ----------        ---------
Rental Vehicle Financing, Excluding
  Current Installments...........................   $   16,651           23,228
                                                    ----------        ---------

Interest expense on rental vehicle financing was $4,402,000, $3,576,000 and $2,807,000 for the years ended April 30, 1993, 1994 and 1995, respectively.

The Company's rental vehicle lines of credit are renewed annually. Unused rental vehicle lines of credit as of April 30, 1995 were approximately $56,000,000.

5.       Property and Equipment

A summary of property and equipment, at cost, less accumulated  depreciation and amortization, follows (in thousands):
                                                                    April 30,               Estimated
                                                            1994            1995          Useful Lives
                                                            ----            ----          ------------

         Land........................................  $   5,987            5,952
         Buildings and Improvements..................      5,851            5,721       15-20 years
         Service Vehicles............................        111               96       3-5 years
         Shop Equipment..............................        735              769       5 years
         Office Furniture and Equipment..............      3,606            3,667       5-10 years
         Leasehold Improvements......................        577              590       Amortized over life of lease
                                                             ---              ---
                                                          16,867           16,795
         Less Accumulated Depreciation
           and Amortization..........................      5,736            6,274
                                                           -----          --------
         Net Property and Equipment..................     11,131           10,521
                                                          ------          -------

   Depreciation and amortization expense on property and equipment is charged to selling, general and administrative expenses and amounted to $933,000, $755,000 and $668,000 for the years ended April 30, 1993, 1994 and 1995, respectively.


                                       CRUISE AMERICA, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Long Term Debt

    Long-term debt consists of the following (in thousands):
                                                                April 30,
                                                           -------------------
                                                              1994     1995
                                                              ----     ----
         9.9% Unsecured Senior Notes due in annual
           installments of $1,500,000 through May 15, 1998,
           plus interest, payable semi-annually...........$  7,500     4,500

         9.0% Senior Notes due in annual installments of
           $2,857,143 beginning March 15, 1996 through
           March 15, 2002, plus interest, payable
           semi-annually (effective interest rate 9.375%
           net of discount)..............................   20,000    20,000

         Various notes ranging from 9% to 10.94% due in
           monthly installments expiring at various times
           through February, 2004 (a).....................   2,933     2,686
                                                            ------    ------

    Total long-term debt..................................  30,433    27,186

    Less unamortized discount on 9.0% Senior Notes........     274       222

    Less current installments.............................   1,727     3,072
                                                            ------    ------

         Long-term debt, excluding current
           installments.................................. $ 28,432    23,892
                                                           -------    ------

(a) Secured by property having a net book value of approximately $9,279,000 and $9,079,000 at April 30, 1994 and 1995, respectively.

         Aggregate maturities on long-term debt are as follows (in thousands):
                          1996...............................      3,072
                          1997...............................      4,594
                          1998...............................      5,622
                          1999...............................      4,522
                          2000...............................      3,024
                          Thereafter.........................      6,352
                             Total...........................$    27,186
                                                                  ------

Interest expense on long-term debt amounted to $1,157,000, $972,000 and $2,745,00 for the years ended April 30, 1993, 1994 and 1995, respectively.

At April 30, 1995, the Company believes it is in compliance with all debt covenants associated with the various financing agreements outstanding.

7.  Income Taxes

    Income  tax  expense   (benefit)  is  composed  of  the  following  (in
    thousands):

                                               Years Ended April 30,

                                                 1993         1994        1995
                                                 ----         ----        ----
     Current Tax Expense:
       Federal                                 $    9           25          20
       State and Foreign                           --           --          --
                                                 ----         ----        ----


                                                    9           25          20
                                                 ----         ----        ----

     Deferred Tax Expense (Benefit):
       Federal                                 $ (153)        (818)        228
       State and Foreign                          (50)         145        (210)
                                               ------         ----       -----
                                                 (203)        (673)         18
                                               ------         ----       -----

     Total Income Tax Expense
       (Benefit):                              $ (194)        (648)         38
                                               ------        -----       -----

Income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 1993, 1994 and 1995, differed from the amounts computed by applying the U.S. Federal Income Tax rate of 34 percent as a result of the following:

                                                      Year Ended April 30,
                                               ---------------------------------
                                                 1993         1994         1995
                                                 ----         ----         ----
Computed "expected" tax
  expense (benefit) .....................      $ (337)      (1,275)          76

State taxes, net of Federal
  benefit (expense) .....................         (46)        (176)          10

Alternative Minimum Tax .................           9           25          307

Foreign taxes in excess of
  expected tax rate .....................          (4)          28          (21)

Dislodged (utilized) ITC ................          89          292          (54)

Operating loss and tax credit
  carryforwards (utilized) ..............          28          440         (265)

Amortization of goodwill and
  life insurance ........................          45           43          (11)
Other, net ..............................          22          (25)          (4)
                                               ------       ------       ------
                                               $ (194)        (648)          38
                                               ------       ------       ------



At April 30, 1993, 1994 and 1995, the deferred income tax liability reflects the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The most significant type of temporary difference that gives rise to a deferred tax liability is tax over book depreciation, offset partially by tax over book gains on the sale of assets.

The tax effects of temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                             April 30,
                                                   ----------------------------
                                                   1993        1994        1995
                                                   ----        ----        ----
 Deferred Tax Assets:
         Net Operating Loss Carryforwards ..   $ 10,676       9,175       7,990
         Investment Tax Credit Carryforwards        540         540         540
         Alternative Minimum Tax Credit
              Carryforwards ................         67          92         106
                                               --------    --------    --------
         Total Gross Deferred Tax Assets ...     11,283       9,807       8,636
         Less Valuation Allowance ..........       (343)     (1,074)     (1,098)
                                               --------    --------    --------
         Net Deferred Tax Assets ...........     10,940       8,733       7,538
                                               --------    --------    --------

Deferred Tax Liability:
         Depreciation ......................     11,872       9,001       7,850
                                               --------    --------    --------
         Total Gross Deferred Tax Liability      11,872       9,001       7,850
                                               --------    --------    --------
         Net Deferred Tax Liability ........   $    932         268         312
                                               --------    --------    --------

The valuation allowance for deferred tax assets as of May 1, 1994 was $1,074,000. The net change in the total valuation allowance for the year ended April 30, 1995 was an increase of $24,000.

At April 30, 1995, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $16,695,000 which are available to offset future U.S. Federal taxable income, if any, through 2010. Cruise Canada has net operating loss carryforwards for Canadian Federal income tax purposes of $3,707,000 which are available to offset taxable income in Canada, if any, through 2002.

The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $485,000 which are available to reduce future Federal income taxes, if any, through 2001. In addition, the Company has alternative minimum tax credit carryforwards of approximately $413,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

8.    Common and Preferred Stock

  (a) Common Stock

The Company's 1987 Stock Option Plan has 500,000 shares of common stock reserved, and as of April 30, 1995, 388,500 options are outstanding at exercise prices of $3.00 per share, expiring at various times through October 2004. Options may be granted through October 27, 1997, the date of the Plan's expiration. The following table summarizes the status of the Plan:


                                          Number of Options       Option Price
                                          -----------------       ------------
Outstanding at April 30, 1992                421,000              $4.75 - 8.00
   (including 385,800 exercisable)
         Granted                                --                      --
         Exercised                             4,000               6.50
         Terminated                            6,500               4.75 - 8.00
                                             -------
Outstanding at April 30, 1993                410,500              $4.75 - 8.00
   (all exercisable)
         Granted                                --
         Exercised                              --
         Terminated                           15,500               4.75 - 8.00
                                             -------
Outstanding at April 30, 1994                395,000              $4.75 - 8.00
   (all exercisable)
         Granted                                --
         Exercised                              --
         Terminated                            6,500               3.00
                                             -------
Outstanding at April 30, 1995                388,500              $3.00
   (all exercisable)                         -------


On October 6, 1994, the Company repriced options granted pursuant to the Company's 1987 Stock Option Plan, at $3.00 per share, the fair value at the date of repricing.

Currently, the Company is restricted from issuing cash dividends and making certain other investments by a covenant to the 9.9% Unsecured Senior Notes and the 9% Senior Notes. In conjunction with the issuance of the $20 million 9.0% senior notes in the fourth quarter of fiscal 1994, the Company issued to the note holders immediately exercisable warrants to purchase 166,000 shares of common stock at a per share price of $5.75.

Earnings (loss) per share was calculated based on the weighted average common shares outstanding during the period. The effect of outstanding options was not dilutive for all years presented.

On March 8, 1989, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each share of common stock outstanding on March 23, 1989. The rights become exercisable only after a person or group acquires 20 percent or more, or makes a tender or exchange offer for 30 percent or more, of the Company's common stock or is declared adverse to the Company by the Board of Directors. When exercisable, each right entitles the holder to purchase, at an exercise price of $20, one one-hundredth of a share of Series A Junior Participating Preferred Stock or, under certain circumstances, securities of the Company or the acquiring entity having a market value of twice the exercise price. The rights expire on March 8, 1999, if not previously redeemed by the Company at a redemption price of $.01 per right.

During 1994, the Company relocated its corporate offices from leased space in Miami, Florida to an owned operating facility in Mesa, Arizona. The relocation moves the corporate staff closer geographically to where the majority of the Company's business is derived. The new Mesa facility was purchased for approximately $2,200,000. The cost was funded with a $1,500,000 loan and $700,000 in common stock of the Company. The land and building were recorded at cost which was considered equal to the value of the cash received plus the fair market value of the stock on the transaction date.

   (b)   Preferred Stock

Pursuant to the Company's Articles of Incorporation, the Board of Directors of the Company is authorized to issue in series, without further shareholder approval, 1,000,000 shares of $1.00 par value preferred stock. The Board of Directors is authorized to fix the particular designations, powers, preferences, rights (including voting rights), qualifications and restrictions of each series. The Board of Directors designated 200,000 shares of the preferred stock as Series A Junior Participating Preferred Stock for issuance upon exercise of the rights described in paragraph (a), above.

9.       Sales

The following is a summary of sales and cost of (in thousands):

                                                        Year Ended April 30,
                                                    ---------------------------
                                                    1993        1994       1995
                                                    ----        ----       ----
Sales:

Rental Vehicle Sales ......................     $ 34,872      27,825      21,797
New Vehicles ...............................      21,385      15,780      13,826
Used Vehicles ..............................       3,099      10,465      10,977
Parts, service, accessories and other ......       1,721       1,470       1,876
                                                --------    --------    --------
                                                $ 61,077      55,540      48,476
                                                --------    --------    --------

Cost of Sales:

Rental Vehicle Sales ......................     $ 34,641      26,537      20,674
New Vehicles ...............................      18,072      13,817      11,686
Used Vehicles ..............................       2,504       9,282       9,031
Parts, service,  accessories and other .....         977         725       1,267
                                                --------    --------    --------
                                                $ 56,194      50,361      42,658
                                                --------    --------    --------

Gross Profit ...............................    $  4,883       5,179       5,818
                                                --------    --------    --------


10.      Commitments

The Company leases its facilities at ten of its locations under operating leases expiring at various times through 2004. Rent expense, included in Selling, General and Administrative expenses, was $1,961,000, $1,592,000 and $1,263,000 for the years ended April 30, 1993, 1994 and 1995, respectively.


Minimum annual rental commitments under these leases as of April 30, 1995 are as follows (in thousands):

                1996.............................           880
                1997.............................           683
                1998.............................           366
                1999.............................           289
                2000.............................           200
                Thereafter.......................           426
                                                        -------
                  Total.........................        $ 2,844
                                                        -------
11.      Other Matters

(a) During 1984, the Company entered into a redemption agreement with Robert A. Smalley (Chairman), which provides that upon the death of Robert A. Smalley, the Company, upon the request of his personal representative will purchase up to $1,000,000 of the common stock of the Company from his estate at the average bid price for a period of 60 days prior to his death. The obligation has been funded by an insurance policy on the life of Robert A. Smalley in the amount of $1,000,000. The policy has been paid for by the Company and the premiums were approximately $40,000, $43,000, and $40,000 for the policy years ended October 1993, 1994 and 1995, respectively.

(b) On May 14, 1987, one of the Company's concession operators commenced a lawsuit entitled Altman's America, et. al. v. American Land Cruisers of California, Incorporated, et.al. in the Superior Court of the State of California for the County of Los Angeles. The action arose out of a claim for an alleged wrongful termination by the Company of a sublease agreement. After the trial jury returned verdicts adverse to the Company, the Company incurred a charge in the fourth quarter of 1988 in the amount of $4,300,000 for damages and fees pending appeal. On February 1, 1991, the appellate court reversed the judgement against the Company. In overturning the trial court judgement, the appeals court set aside jury verdicts for compensatory and punitive damages and awarded Cruise America, Inc. its costs of appeal. Subsequently, both the appeals court and the Supreme Court of California denied a petition brought by plaintiff to rehear the case. The reversal of the lawsuit resulted in the elimination of the related contested liability in the amount of $4,094,000 for the year ended April 30, 1991. On September 3, 1991, Plaintiff refiled the lawsuit. On January 14, 1993, the Trial Court upheld the Company's right to terminate the sublease agreement but awarded plaintiff $120,000 in pretermination damages. On March 11, 1993, the Trial Court awarded plaintiff $115,000 in attorney's fees and costs. However, the Trial Court ruled that Cruise America was the prevailing party and as such, awarded the Company $634,000 in attorney's fees and costs. On March 12, 1993, plaintiff filed a notice of appeal which is currently pending. The Company believes, after reviewing the case with counsel, that the latest rulings will be upheld.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.


(c)      Foreign Operations

Included in the consolidated financial statements are the following amounts related to the Company's operations in Canada (in thousands):

                                                     Year Ended April 30,
                                              ----------------------------------
                                                1993         1994         1995
                                              -------      -------      -------
Identifiable Assets$                           15,284       12,391       12,644
Total Revenue                                  19,086       16,991       15,486
Earnings (Loss) Before Income Taxes               (95)         714         (493)
Foreign Currency Transaction (Loss)               (80)         (28)         (54)

12.      Quarterly Financial Data  (Unaudited)

Summarized quarterly financial data for the years ended April 30, 1994 and 1995 are as follows (in thousands, except for per share data):

                                                      Quarter Ended
                                            -----------------------------------
                                            7/31/93  10/31/93  1/31/94  4/30/94
                                            -------  --------  -------  -------

Total Revenue ...........................  $ 29,700   35,065   15,401    15,911
Gross Profit (Loss) from Operations ......   12,664    9,910   (2,507)    1,041
Net Earnings (Loss)  .....................    4,828    2,249   (6,426)   (3,752)
Earnings (Loss) Per Share ................      .87      .40    (1.13)     (.66)


                                            7/31/94  10/31/94  1/31/95  4/30/95
                                            -------  --------  -------  -------
Total Revenue .........................    $ 25,820   34,963    10,325   14,210
Gross Profit from Operations ..........      12,301    9,566     1,857    3,313
Net Earnings (Loss) ...................       4,026    2,403    (3,581)  (2,663)
Earnings (Loss) Per Share .............         .71       42      (.63)    (.47)

13.  Supplemental Disclosures of Cash Flow Information (in thousands):

                                                   Year Ended  April 30,
                                          -------------------------------------
                                          1993             1994            1995
                                          ----             ----            ----
     Cash paid during the year for:

     Interest on Borrowings          $   6,179            5,136           6,304

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants or reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in fiscal 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

The Executive officers of the Company are as follows:

                Name              Age                    Title
         Robert A. Smalley         71      Chairman of the Board of Directors
         Randall Smalley           45      President and Chief Executive officer
         Robert A. Smalley         46      Executive Vice President and Chief
                                             Operating Officer
         Eric Bensen               40      Chief Financial Officer and Secretary

     The information regarding directors as required by Item 401 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY
          TRANSACTIONS

     The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report.

1.  The following financial statements are incorporated by reference in Item 8:

            Financial Statement                              Page in this Report
            -------------------                              -------------------

            Independent Auditors' Report                                      12
            Consolidated Balance Sheets as of April 30, 1994
             and 1995                                                     13, 14
            Consolidated Statements of Operations for each
             of the years in the three-year period ended
             April 30, 1995                                                   15
            Consolidated Statements of Changes in Stockholders'
             Equity for each of the years in the three-year period
             ended April 30, 1995                                             16
            Consolidated Statements of Cash Flows
             for each of the years in the three-year period ended
            April 30, 1995                                                    17

            Notes to Consolidated Financial Statements                   18 - 29


         Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.


3. The following exhibits are filed with this Report or incorporated by reference:

                                                                                Page Number or Incorporation
                                                                                by Reference to the Document
                           Exhibit                                              DescriptListed Below
                           -------                                              ----------------------------

      3.1      -    Articles of Incorporation                                   Registration Statement No.33-  36643

      3.2      -    Amended and Restated Bylaws                                 Current Report on Form 8-K, event
                      of March 8, 1989

      4.1      -    Note Agreement, dated May 1, 1988,                          December 31, 1988 Form 10-K
                      between the Company and various holders

      4.2      -    Rights Agreement dated as of March 8, 1989,                 Current Report on Form 8-K, event
                      between the Company and Mellon Securities                 of March 8, 1989
                      Trust Company

      4.3      -    Note and Warrant Purchase Agreement dated                   April 30, 1994 Form 10-K
                      as of April 26, 1994  between  the  Company  and  Teachers
                      Insurance  and Annuity  Association  of America  (includes forms of Note and Warrant Agreement)

     10.1      -    Section 303 Stock Redemption Agreement,
                      dated October 25, 1984, between the                       Registration Statement No. 33-6848,
                      Company and Robert A. Smalley                               effective August 13, 1986

     10.2      -    Form of Indemnification Agreement
                      between the Company and its
                     Directors and Executive Officers                           March 31, 1989 Form 10-Q

     10.3      -    Executive Compensation Plans and Arrangements;

     10.3(a)   -    Form of Amended and Restated Employment                     35
                      Agreements between the Company and Robert A.
                      Smalley, Robert A. Smalley, Jr., Randall S.
                      Smalley and Eric R. Bensen

     10.3(b)   -    1987 Stock Option Plan                                      December 31, 1988 Form 10-K

     22        -    Subsidiaries of the Registrant                              April 30, 1993 Form 10-K

     24        -    Consent of KPMG Peat Marwick LLP                            34

              (b)   Reports on Form 8-K filed during the quarter ended April 30, 1994.  NONE
              (c)   The exhibits to this Report are listed in Item 14 (a) 3.
              (d)   The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b) (1).  NONE


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Cruise America, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Cruise America, Inc.



                                           Randall Smalley
                                           By:      Randall Smalley (President)

     July 27, 1995
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 27, 1995, by the following persons on behalf of the registrant and in the capacities indicated.
     ---------------------------------------------------------------------------

         Signature                         Title
         ---------                         -----

         Robert A. Smalley
         ------------------------
         Robert A. Smalley                 Chairman


         Randall Smalley
         ------------------------
         Randall  Smalley                  Director, President and Chief
                                             Executive Officer


         Robert A. Smalley, Jr.
         ------------------------
         Robert A. Smalley, Jr.            Director, Executive Vice President
                                             and Chief Operating Officer


         Eric R. Bensen
         ------------------------
         Eric R. Bensen                    Director, Vice President
                                             and Chief Financial Officer


         Fred A. Mudgett
         ------------------------
         Fred A. Mudgett                   Director


         Dr. Edward R. Annis
         ------------------------
         Dr. Edward R. Annis               Director