Form 10-Q
period 1995-07-31
CRUISE AMERICA INC
filed 1995-09-12
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

                   For the First Quarter Ended July 31, 1995
                         Commission File Number 1-9471


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

                               YES  X     NO
                                  -----      -----

                        Common Stock, $.01 Par Value As
               of July 31, 1995, 5,703,159 shares of registrants
                common stock were outstanding of which 4,119,547
                         were held by non-affiliates of
                                the registrant.

                               TABLE OF CONTENTS

                     CRUISE AMERICA, INC., AND SUBSIDIARIES


                                     PART 1

                             FINANCIAL INFORMATION




ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets.....                   1

                  Condensed Consolidated Statements of
                   Operations...............................                   3

                  Condensed Consolidated Statements of
                   Cash Flows...............................                   4

                  Notes to Condensed Consolidated Financial
                   Statements...............................                   5

ITEM 2.           Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations.....................                   6

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                     CRUISE AMERICA, INC., AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                     ASSETS

                                 (In thousands)


                                                     (Unaudited)
                                                       7/31/95           4/30/95
                                                      ---------          -------
Current Assets:

Cash and Cash Equivalents ....................         $  5,842            3,091

Accounts Receivable, Net .....................            3,380            3,561

Inventories ..................................           15,094           17,235

Prepaid Expenses and Other
 Current Assets ..............................            1,592              837
                                                       --------          -------

Total Current Assets .........................           25,908           24,724
                                                       --------          -------

Rental Vehicles ..............................           95,937           63,713
 Less Accumulated Depreciation ...............           14,703           12,398
                                                       --------          -------
   Net Rental Vehicles .......................           81,234           51,315

Property and Equipment .......................           16,854           16,795
 Less Accumulated Depreciation ...............            6,418            6,274
                                                       --------          -------
   Net Property and Equipment ................           10,436           10,521

Deposits and Other Assets ....................            2,638            2,818
                                                       --------          -------
                                                       $120,216           89,378
                                                       --------          -------

See accompanying notes to condensed consolidated financial statements.

                     CRUISE AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                 (In thousands)

                                                     (Unaudited)
                                                       7/31/95          4/30/95
                                                      ---------         -------
Current Liabilities:

Floor Plan Contracts ...........................      $   1,716             709
Current Installments of Rental Vehicle
 Financing .....................................         21,731           7,394
Current Installments of Long-Term Debt .........          4,527           3,072
Accounts Payable and Accrued Expenses ..........          3,235           2,042
Customer Deposits ..............................          4,279           6,380
Income Taxes Payable ...........................             20              20
                                                      ---------         -------
Total Current Liabilities ......................         35,508          19,617
                                                      ---------         -------

Rental Vehicle Financing, Excluding
 Current Installments ..........................         32,857          23,228

Long-Term Debt,Excluding Current
 Installments ..................................         22,380          23,892

Deferred Income Taxes ..........................          1,906             312


Stockholders' Equity:

Preferred Stock $1.00 par value;
 1,000,000 shares authorized,
 none issued or outstanding ....................             --              --
Common Stock $.01 par value; 15,000,000
 shares authorized, 5,703,000 and
 5,694,000 issued and outstanding at
 July 31, 1995 and April 30, 1995,
 respectively ..................................             57              57

Additional Paid-in Capital .....................         24,842          24,815
Retained Earnings (deficit) ....................          3,331          (1,908)
Cumulative Translation Adjustment ..............           (665)           (635)
                                                      ---------         -------
Total Stockholder's Equity .....................         27,565          22,329
                                                      ---------         -------
Contingencies ..................................
                                                      $ 120,216          89,378
                                                      ---------         -------

See accompanying notes to condensed consolidated financial statements.

                     CRUISE AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                      (In thousands except per share data)


                                                          Three Months Ended
                                                          ------------------
                                                       7/31/95           7/31/94
                                                       -------           -------
Rental Revenue .............................           $19,408            15,738
Sales ......................................             9,148            10,082
                                                       -------           -------
  Total Revenue ............................            28,556            25,820
                                                       -------           -------

Cost of Rentals ............................             6,022             5,193
Costs of Sales .............................             7,729             8,326
                                                       -------           -------
  Total Costs ..............................            13,751            13,519
                                                       -------           -------

Gross Profit From
 Operations ................................            14,805            12,301

Interest Expense ...........................             1,770             1,432

Selling, General & Administrative Expenses..             6,202             5,836
                                                       -------           -------
Earnings before Income
 Taxes .....................................             6,833             5,033

Income Tax Expense .........................             1,594             1,007
                                                       -------           -------
Net Earnings ...............................           $ 5,239             4,026
                                                       -------           -------
Earnings Per Share .........................           $   .92               .71
                                                       -------           -------
Average Common Shares
 Outstanding ...............................             5,700             5,694
                                                       -------           -------

See accompanying notes to condensed consolidated financial statements.

                     CRUISE AMERICA, INC., AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flow

                                  (Unaudited)

                                 (In thousands)

                                                          Three Months Ended
                                                          ------------------
                                                        7/31/95         7/31/94
                                                       --------        --------
Cash Flows from Operating Activities:
  Net Earnings .................................       $  5,239           4,026
  Depreciation and Amortization ................          3,696           3,282
  Increase in Deferred Income Taxes ............          1,594           1,007
  Gain on Sale of Rental Vehicles ..............           (277)           (181)
  Decrease(Increase)in Accounts
   Receivable ..................................            181            (738)
  Decrease in Inventories ......................          2,141           4,590
  Increase in Accounts
   Payable & Accrued Expenses ..................          1,193             589
  Increase (Decrease) in Floor
   Plan Contracts ..............................          1,007          (1,992)
  Decrease in Customer Deposits ................         (2,101)         (1,861)
 Other, Net ....................................           (668)           (975)
                                                       --------        --------
                                                         12,005           7,747
                                                       --------        --------
Cash Flows from Financing Activities:
  Proceeds from Rental Vehicle
   Borrowing ...................................         34,912          29,853
  Repayment of Rental Vehicle
   Borrowing ...................................        (10,946)         (3,466)
  Repayment of Long Term Borrowing .............            (57)         (1,569)
  Issuance of Stock .............................            27              --
                                                       --------        --------
                                                         23,936          24,818
                                                       --------        --------
Cash Flows from Investing Activities:
  Purchase of Rental Vehicles ..................        (35,781)        (28,873)
  Proceeds from Rental Vehicle Sales ...........          2,650           1,348
  Purchase of Property and Equipment ...........            (59)            (41)
                                                       --------        --------
                                                        (33,190)        (27,566)
                                                       --------        --------

Increase (Decrease) in Cash
  & Cash Equivalents ...........................          2,751           4,999
Cash & Cash Equivalents at April 30 ............          3,091           4,261
                                                       --------        --------
Cash & Cash Equivalents at
  July 31 ......................................       $  5,842           9,260
                                                       --------        --------


See accompanying notes to condensed consolidated financial statements.

                     CRUISE AMERICA, INC., AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended July 31, 1995



NOTE 1.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc., and Subsidiaries (the Company) as of July 31, 1995, and the results of operations for the three month periods ended July 31, 1994, and 1995.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

Effective May 1, 1995, the Company began allocating the cost of new motor homes between the chassis and house components and is depreciating the components using the straight-line and mileage methods over 9 year lives with residuals of 10 to 25%. The impact of this change is not expected to be material to operating results for the year.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):


                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                      1995                  1994
                                                     -----                 -----
Cash paid during the period for:
Income Taxes .................................       $   0                     0
Interest on Borrowings .......................       $ 917                 1,238

NOTE 3.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART I.
ITEM 2

                     CRUISE AMERICA, INC., AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations
                        Three Months ended July 31, 1995

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1995, the Company had current liabilities in excess of current assets in the amount of $9,600,000. The Company's working capital, as presented, includes a significant portion of Rental Vehicle Financing. The Company's working capital does not, however, include any portion of the related assets - Rental Vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company estimates that if these assets were classified as current assets, the Company would not have a working capital deficit.

The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs.

THREE MONTHS ENDED JULY 31, 1995 AS COMPARED WITH
THREE MONTHS ENDED JULY 31, 1994

Rental Revenue for the quarter ended July 31, 1995, was $19,408,000 compared to 15,738,000 reported for the quarter ended July 31, 1994. This improvement was due to a 34% increase in revenue days offset in part by an 8% decrease in revenue per day.

Sales for the quarter ended July 31, 1995, were $9,148,000, compared to $10,082,000, for the same period a year ago. The Company limited wholesale sales in the quarter as the need to dispose of older fleet vehicles has diminished.

Cost of Rentals as a percentage of Rental Revenue was 31% in 1995, compared to 33% in 1994. The improvement in the current year is due to the Company operating its fleet at higher utilization levels, which has had the impact of reducing costs as a percentage of revenue.

Cost of Sales as a percentage of Sales was 84% for the quarter ended July 31, 1995, compared to 83% in 1994. This increase is due to a slight change in the mix of vehicles sold toward lower margin new vehicle sales.

Interest Expense for the quarter ended July 31, 1995, was $1,770,000 compared to $1,432,000 in 1994. This increase is due primarily to increased average interest rates.

Selling, General and Administrative Expenses were $6,202,000 in the first quarter compared to $5,836,000 a year ago. This increase is due to increased expenses incurred in order to meet the Company's increased rental demand.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRUISE AMERICA, INC.

August 28, 1995                          Eric R. Bensen
                                         ----------------------------------
                                         Eric R. Bensen
                                         Vice President
                                         Chief Financial Officer

August 28, 1995                          Randall Smalley
                                         ----------------------------------
                                         Randall Smalley
                                         President
                                         Chief Executive Officer