Form 10-Q
period 1995-10-31
CRUISE AMERICA INC
filed 1995-12-11
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

                 For the Second Quarter Ended October 31, 1995
                         Commission File Number 1-9471



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

                          YES   X   NO
                              ----     ----


                          Common Stock, $.01 Par Value
As of October 31, 1995, 5,716,068 of registrants common stock were outstanding of which 4,132,547 were held by non-affiliates of the registrant.

                               TABLE OF CONTENTS
                               -----------------

                     CRUISE AMERICA, INC. AND SUBSIDIARIES



                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
------
         Condensed Consolidated Balance Sheets.............................    1

         Condensed Consolidated Statements of Operations...................    3

         Condensed Consolidated Statements of Cash Flows...................    4

         Notes to Condensed Consolidated Financial Statements..............    5

ITEM 2.  Management's Discussion and Analysis of Consolidated Financial
------
         Condition and Results of Operations...............................  6-7

PART I.   FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS


                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                 (In thousands)

                                     ASSETS

                                                       (Unaudited)
                                                         10-31-95        4-30-95
                                                         --------        -------
Current Assets:

     Cash and Cash Equivalents ...................       $  7,339          3,091

     Accounts Receivable, Net ....................          4,199          3,561

     Inventories .................................         15,035         17,235

     Prepaid Expenses and Other Current
          Assets .................................          1,642            837
                                                         --------       --------

     Total Current Assets ........................       $ 28,215       $ 24,724
                                                         --------       --------

Rental Vehicles ..................................         87,712         63,713
     Less Accumulated Depreciation ...............         16,845         12,398
                                                         --------       --------
     Net Rental Vehicles .........................         70,867         51,315

Property and Equipment ...........................         16,937         16,795
     Less Accumulated Depreciation ...............          6,566          6,274
                                                         --------       --------
     Net Property and Equipment ..................         10,371         10,521

Deposits and Other Assets ........................          2,824          2,818
                                                         --------       --------

       ...........................................       $112,277         89,378
                                                         --------       --------



     See accompanying notes to condensed consolidated financial statements.



                     CRUISE AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                                  (Unaudited)
                                                                                    10-31-95        4-30-95
                                                                                    --------        -------

Current Liabilities:

     Floor Plan Contracts....................................................      $   2,476            709
     Current Installments of Rental Vehicle Financing ........................        17,033          7,394
     Current Installments of Long-Term Debt ..................................         4,527          3,072
     Accounts Payable and Accrued Expenses ...................................         3,069          2,042
     Customer Deposits .......................................................           621          6,380
     Income Taxes Payable ....................................................            20             20
                                                                                   ---------      ---------

         Total Current Liabilities ...........................................        27,746         19,617
                                                                                   ---------      ---------

Rental Vehicle Financing, Excluding Current Installments .....................        28,537         23,228

Long-Term Debt, Excluding Current Installments ...............................        22,321         23,892

Deferred Income Taxes ........................................................         2,874            312

Stockholders' Equity:
     Preferred Stock $1.00 par value:  1,000,000 shares
       authorized, none issued or outstanding ................................          --               --
     Common Stock $.01 par value;  15,000,000 shares authorized,
       5,716,000 and 5,694,000 issued and outstanding
       at October 31, 1995 and April 30, 1995 respectively ...................            57             57
     Additional Paid-in Capital ..............................................        24,881         24,815
     Retained Earnings .......................................................         6,460         (1,908)
     Cumulative Translation Adjustment .......................................          (599)          (635)
                                                                                   ---------      ---------

     Total Stockholders' Equity ..............................................        30,799         22,329

Commitments and Other Matters
                                                                                   $ 112,277         89,378
                                                                                   ---------      ---------


     See accompanying notes to condensed consolidated financial statements.


                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                      (In thousands except per share data)

                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                      10-31-95  10-31-94  10-31-95  10-31-94
                                      --------  --------  --------  --------

Rental Revenue .....................   $18,649    14,398    38,057    30,136
Sales ..............................    15,018    20,565    24,166    30,647
                                       -------   -------   -------   -------

         Total Revenue .............    33,667    34,963    62,223    60,783
                                       -------   -------   -------   -------

Cost of Rentals ....................     7,661     6,143    13,683    11,336
Cost of Sales ......................    13,866    19,254    21,595    27,580
                                       -------   -------   -------   -------

         Total Costs ...............    21,527    25,397    35,278    38,916
                                       -------   -------   -------   -------

Gross Profit From Operations .......    12,140     9,566    26,945    21,867

Interest Expense ...................     2,009     1,343     3,778     2,775

Selling, General, and Administrative
  Expenses .........................     6,050     5,240    12,253    11,076
                                       -------   -------   -------   -------

Earnings Before Income Taxes .......     4,081     2,983    10,914     8,016

Income Tax Expense .................       952       580     2,546     1,587
                                       -------   -------   -------   -------

Net Earnings .......................   $ 3,129     2,403     8,368     6,429

Earnings Per Share .................   $   .55       .42      1.47      1.13
                                       -------   -------   -------   -------

Average Common Shares Outstanding ..     5,709     5,694     5,704     5,694
                                       -------   -------   -------   -------



     See accompanying notes to condensed consolidated financial statements.

                     CRUISE AMERICA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                 (In thousands)
                                                              Six Months Ended
                                                              ----------------
                                                          10-31-95     10-31-94
                                                         ---------    ---------
Cash Flows from Operating Activities:
     Net Earnings ....................................   $   8,368        6,429
     Depreciation and Amortization ...................       7,947        7,123
     Increase in Deferred Income Taxes ...............       2,562        1,597
     Gain on Sale of Rental Vehicles .................        (737)        (405)
     (Increase) in Accounts Receivable ...............        (638)      (1,953)
     Decrease in Inventories .........................       2,200        2,389
     Increase in Accounts Payable and Accrued Expenses       1,027          833
     Gain on Sale of Property and Equipment ..........          --         (106)
     Increase (Decrease) in Floor Plan Contracts .....       1,767         (169)
     Decrease in Customer Deposits ...................      (5,759)      (3,788)
     Other, Net ......................................        (896)        (839)
                                                         ---------    ---------
                                                            15,841       11,111
                                                         ---------    ---------
Cash Flows from Financing Activities:
     Proceeds from Rental Vehicle Borrowing ..........      41,463       30,328
     Repayment of Rental Vehicle Borrowing ...........     (26,515)     (24,751)
     Repayment of Long Term Borrowing ................        (116)      (1,617)
     Issuance of Stock ...............................          66           --
                                                         ---------    ---------
                                                            14,898        3,960
                                                         ---------    ---------
Cash Flows from Investing Activities:
     Purchase of Rental Vehicles .....................     (40,463)     (29,683)
     Proceeds from Rental Vehicle Sales ..............      14,114       16,015
     Purchase of Property and Equipment ..............        (142)        (117)
     Proceeds from Sale of Property & Equipment ......          --          242
                                                         ---------    ---------
                                                           (26,491)     (13,543)
                                                         ---------    ---------

Increase in Cash & Cash Equivalents ..................       4,248        1,528

Cash and Cash Equivalents at April 30 ................       3,091        4,261
                                                         ---------    ---------

Cash and Cash Equivalents at October 31 ..............   $   7,339        5,789
                                                         ---------    ---------

     See accompanying notes to condensed consolidated financial statements.

                     CRUISE AMERICA, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       Nine Months Ended October 31, 1995

NOTE 1.
------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc. and Subsidiaries (the Company) as of October 31, 1995 and the results of operations for the three month and six month periods ended October 31, 1995 and 1994.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

Effective May 1, 1995, the Company began allocating the cost of new motorhomes between the chassis and house components and is depreciating the components using the straight-line and mileage methods over 9 year lives with residuals of 10% to 25%. The impact of this change is not expected to be material to operating results for the year.

NOTE 2.
------

Supplemental disclosures of cash flow information (in thousands):

                                                    Six Months Ended October 31,
                                                    ---------------------------
                                                        1995            1994
                                                       ------          -----
Cash paid during the period for:
         Interest on Borrowings ..................     $3,313          3,093

NOTE 3.
------

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART I.
ITEM 2

                     CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations
                       Six Months Ended October 31, 1995

SEASONALITY
-----------

The Company's business is seasonal. In the first and second fiscal quarters, the Company historically records profits. In the third and fourth quarters, the Company historically records losses. The Company's purchases of motorhomes for the rental fleet are also seasonal, with the majority of purchases being made in the first fiscal quarter. Due to the seasonality of rental and sales operations, certain accounts fluctuate from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of October 31, 1995, the Company had working capital in the amount of $469,000. The Company's working capital, as presented, includes a significant portion of rental vehicle financing. The Company's working capital does not, however, include any portion of the related assets - rental vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company believes that, during the next year, cash generated from operations and existing financing available from banks and other financial institutions will be sufficient for its capital and operating needs. At October 31, 1995, the Company believes it is in compliance with all debt covenants associated with its various financing agreements.

SIX MONTHS ENDED OCTOBER 31, 1995 AS COMPARED WITH
--------------------------------------------------
SIX MONTHS ENDED OCTOBER 31, 1994
---------------------------------

Rental Revenue for the six months ended October 31, 1995 was $38,057,000 compared to $30,136,000 for the six months ended October 31, 1994. This was due primarily to a 31% increase in revenue days, which was offset slightly by a 4% decline in revenue per day.

Sales for the six months ended October 31, 1995 were $24,166,000 compared to $30,647,000 for the same period a year ago. Sales revenue declined for several reasons. Fewer rental vehicles were available for sale due to high fleet utilization rates; the number of RV sales facilities operated by the Company has been reduced; and new vehicle sales have been affected by an industry-wide slowdown in demand.

Cost of Rentals as a percentage of Rental Revenue was 36% for the six months ended October 31, 1995 compared to 38% in 1994. This improvement was due primarily to an increase in vehicle utilization to 68% in 1995 from 58% in 1994.

Cost of Sales as a percentage of Sales decreased slightly to 89% in 1995 from 90% in 1994. This increase in profitability was a result of a slight shift in the mix of sales toward higher margin used vehicle sales.

Interest expense for the six months ended October 31, 1995 was $3,778,000 compared to $2,775,000 in 1994. The increase was due primarily to an increase in average interest rates as well as slightly higher average borrowings.

Selling, general, and administrative expenses increased slightly to 20% of revenue in 1995 from 18% in 1994. This increase is due to incremental expenses incurred in order to meet the Company's increased rental demand as well as a shift in revenue mix toward more rental revenue. More personnel expense and administrative expenses are required for the rental portion of the Company's operations.

THREE MONTHS ENDED OCTOBER 31, 1995 AS COMPARED WITH
----------------------------------------------------
THREE MONTHS ENDED OCTOBER 31, 1994
-----------------------------------

Rental Revenue for the quarter ended October 31, 1995 was $18,649,000 compared to $14,398,000 reported for the quarter ended October 31, 1994. This increase was due to a 30% increase in revenue days.

Sales for the quarter ended October 31, 1995 were $15,018,000 compared to $20,565,000 for the same period a year ago. High rental fleet utilization, fewer sales facilities, and an industry-wide slowdown in new vehicle sales caused this decrease in sales.

Cost of Rentals as a percentage of Rental Revenue was 41% in 1995 compared to 43% in 1994. This improvement was the result of higher utilization of the rental fleet.

Cost of Sales as a percentage of Sales decreased to 92% in 1995 from 94% in 1994. This decrease was primarily due to an increase in higher margin used vehicle sales as a percentage of total sales.

Selling, general, and administrative expenses increased to 18% of revenue in 1995 from 15% of revenue in 1994. This increase is due to expenses relating to the Company's increased rental demand as well as a shift in revenue mix toward rental revenue.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CRUISE AMERICA, INC.



December 6, 1995                       /s/ Eric R. Bensen
                                       ------------------------------
                                           Eric R. Bensen
                                           Vice President
                                           Chief Financial Officer



December 6, 1995                       /s/ Randall Smalley
                                       ------------------------------
                                           Randall Smalley
                                           President
                                           Chief Executive Officer