Form 10-Q
period 1996-01-31
CRUISE AMERICA INC
filed 1996-03-12
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Third Quarter Ended January 31, 1996
                          Commission File Number 1-9471



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




                          Common Stock, $.01 Par Value

As of January 31, 1996, 5,727,068 of registrants common stock were outstanding of which 4,143,547 were held by non-affiliates of the registrant.

                                TABLE OF CONTENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES



                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets...............................  1

         Condensed Consolidated Statements of Operations.....................  3

         Condensed Consolidated Statements of Cash Flows.....................  4

         Notes to Condensed Consolidated Financial
         Statements..........................................................  5

ITEM 2.  Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations.............................................  6-7

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                 (In thousands)

                                     ASSETS

                                                           (Unaudited)
                                                            1-31-96     4-30-95
                                                            -------     -------
Current Assets:

     Cash and Cash Equivalents.....................$        2,430       3,091

     Accounts Receivable, Net .......................       4,172       3,561

     Inventories ....................................      15,696      17,235

     Prepaid Expenses and Other Current Assets ......       1,453         837
                                                          -------     -------

     Total Current Assets ...........................      23,751      24,724
                                                          -------     -------

Rental Vehicles .....................................      77,724      63,713
     Less Accumulated Depreciation ..................      15,908      12,398
                                                          -------     -------
     Net Rental Vehicles ............................      61,816      51,315

Property and Equipment ..............................      17,347      16,795
     Less Accumulated Depreciation ..................       6,756       6,274
                                                          -------     -------
     Net Property and Equipment .....................      10,591      10,521

Deposits and Other Assets ...........................       2,654       2,818
                                                          -------     -------

                                                          $98,812      89,378
                                                          -------     -------



     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                        (Unaudited)
                                                                          1-31-96     4-30-95
                                                                          -------     -------
Current Liabilities:

     Floor Plan Contracts........................................$       3,536           709
     Current Installments of Rental Vehicle Financing ............       8,962         7,394
     Current Installments of Long-Term Debt ......................       4,527         3,072
     Accounts Payable and Accrued Expenses .......................       3,382         2,042
     Customer Deposits ...........................................         503         6,380
     Income Taxes Payable ........................................          20            20
                                                                      --------      --------

         Total Current Liabilities ...............................      20,930        19,617
                                                                      --------      --------

Rental Vehicle Financing, Excluding Current Installments .........      27,193        23,228

Long-Term Debt, Excluding Current Installments ...................      22,263        23,892

Deferred Income Taxes ............................................       1,639           312

Stockholders' Equity:
     Preferred Stock $1.00 par value:  1,000,000 shares
       authorized, none issued or outstanding ....................        --            --
     Common Stock $.01 par value;  15,000,000 shares
       authorized, 5,727,000 and 5,694,000 issued and
       outstanding at January 31, 1996 and April 30,
       1995 respectively .........................................          57            57
     Additional Paid-in Capital ..................................      24,914        24,815
     Retained Earnings ...........................................       2,456        (1,908)
     Cumulative Translation Adjustment ...........................        (640)         (635)
                                                                      --------      --------

     Total Stockholders' Equity ..................................      26,787        22,329

Commitments and Other Matters ....................................    --------      --------
                                                                      $ 98,812        89,378
                                                                      --------      --------


     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                      (In thousands except per share data)

                                                         Three Months Ended                   Nine Months Ended
                                                         ------------------                   -----------------
                                                       1-31-96           1-31-95          1-31-96           1-31-95
                                                       -------           -------          -------           -------

Rental Revenue..............................$            3,234             2,670           41,291            32,806
Sales.......................................            10,613             7,655           34,779            38,302
                                                        ------             -----           ------            ------

         Total Revenue......................            13,847            10,325           76,070            71,108
                                                        ------            ------           ------            ------

Cost of Rentals.............................             2,885             2,001           16,568            13,337
Cost of Sales...............................             9,891             6,467           31,486            34,047
                                                        ------             -----           ------            ------

         Total Costs........................            12,776             8,468           48,054            47,384
                                                        ------            ------           ------            ------

Gross Profit From Operations................             1,071             1,857           28,016            23,724

Interest Expense............................             1,830             1,611            5,608             4,386

Selling, General, and Administrative
  Expenses..................................             4,464             4,658           16,717            15,734
                                                        ------            ------           ------            ------

Earnings (Loss) Before Income
  Taxes  ...................................            (5,223)           (4,412)           5,691             3,604

Income Tax Expense (Benefit)................            (1,219)             (831)           1,327               756
                                                        -------          --------          ------           -------

Net Earnings (Loss).........................$           (4,004)           (3,581)           4,364             2,848

Earnings (Loss) Per Share...................$             (.70)             (.63)             .76               .50
                                                       --------          --------        --------          --------

Average Common Shares Outstanding...........             5,719             5,694            5,709             5,694
                                                       -------            ------           ------            ------



     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)
                                                                      Nine Months Ended
                                                                      -----------------
                                                                 1-31-96         1-31-95
                                                                 -------         -------
Cash Flows from Operating Activities:
     Net Earnings..........................................$      4,364           2,848
     Depreciation and Amortization.........................      10,385           9,141
     Increase in Deferred Income Taxes.....................       1,327             756
     Gain on Sale of Rental Vehicles.......................      (1,014)           (751)
     Increase in Accounts Receivable.......................        (611)           (852)
     Decrease in Inventories...............................       1,539           3,308
     Increase in Accounts Payable and Accrued Expenses.....       1,340           1,065
     Gain on Sale of Property and Equipment................        ---             (106)
     Increase (Decrease) in Floor Plan Contracts...........       2,827             319
     Decrease in Customer Deposits.........................      (5,877)         (3,723)
     Other, Net............................................        (679)            149
                                                               ---------        -------
                                                                 13,601          12,154
                                                                 ------          ------
Cash Flows from Financing Activities:
     Proceeds from Rental Vehicle Borrowing................      41,934          30,435
     Repayment of Rental Vehicle Borrowing.................     (36,401)        (32,096)
     Repayment of Long Term Borrowing......................        (174)         (1,689)
     Issuance of Stock.....................................          99            ---
                                                               --------         -------
                                                                  5,458          (3,350)
                                                                -------         -------
Cash Flows from Investing Activities:
     Purchase of Rental Vehicles...........................     (41,275)        (30,158)
     Proceeds from Rental Vehicle Sales....................      22,107          19,183
     Purchase of Property and Equipment....................        (552)           (134)
     Proceeds from Sale of Property & Equipment............      ---                242
                                                               --------         -------
                                                                (19,720)        (10,867)
                                                               ---------        -------

Increase in Cash & Cash Equivalents........................        (661)         (2,063)

Cash and Cash Equivalents at April 30......................       3,091           4,261
                                                               --------         -------

Cash and Cash Equivalents at January 31....................$      2,430           2,198
                                                               --------         -------


     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       Nine Months Ended January 31, 1996

NOTE 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc. and Subsidiaries (the Company) as of January 31, 1996 and the results of operations for the three month and nine month periods ended January 31, 1996 and 1995.

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

NOTE 2.

Supplemental disclosures of cash flow information (in thousands):

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                       1996               1995
                                                       ----               ----
Cash paid during the period for:
         Interest on Borrowings.............$         4,755              4,317

NOTE 3.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART I.
ITEM 2

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 1996

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1996, the Company had working capital in the amount of $2,821,000. The Company's working capital, as presented, includes a significant portion of rental vehicle financing. The Company's working capital does not, however, include any portion of the related assets - rental vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company believes that, during the next year, cash generated from operations and existing financing available from banks and other financial institutions will be sufficient for its capital and operating needs. At January 31, 1996, the Company believes it is in compliance with all debt covenants associated with its various financing agreements.

NINE MONTHS ENDED JANUARY 31, 1996 AS COMPARED WITH
NINE MONTHS ENDED JANUARY 31, 1995

Rental Revenue for the nine months ended January 31, 1996 was $41,291,000 compared to $32,806,000 for the nine months ended January 31, 1995. This increase was due primarily to a 30% increase in revenue days, which was offset slightly by a 4% decline in revenue per day.

Sales for the nine months ended January 31, 1996 were $34,779,000 compared to $38,302,000 for the same period a year ago. Sales revenue declined for several reasons. Fewer rental vehicles were available for sale due to high fleet utilization rates during the peak summer season; the number of RV sales facilities operated by the Company has been reduced from 19 to 15; and new vehicle sales have continued to be affected by an industry-wide slowdown in demand.

Cost of Rentals as a percentage of Rental Revenue was 40% for the nine months ended January 31, 1996 compared to 41% in 1995. This slight improvement was due primarily to an increase in vehicle utilization.

Cost of Sales as a percentage of Sales increased slightly to 91% in 1996 from 89% in 1995. This increase was a result of a slight shift in the mix of sales toward lower margin rental vehicle sales.

Interest expense for the nine months ended January 31, 1996 was $5,608,000 compared to $4,386,000 in 1995. The increase was due primarily to an increase in average interest rates as well as slightly higher average borrowings.

Selling, general, and administrative expenses remained stable at 22% of revenue in 1996 and in 1995. Incremental expenses incurred in order to meet the Company's increased rental demand during 1996 were offset by higher revenues.

THREE MONTHS ENDED JANUARY 31, 1996 AS COMPARED WITH
THREE MONTHS ENDED JANUARY 31, 1995

Rental Revenue for the quarter ended January 31, 1996 was $3,234,000 compared to $2,670,000 reported for the quarter ended January 31, 1995. This increase was due to a 19% increase in revenue days, as well as a 1% increase in revenue per day.

Sales for the quarter ended January 31, 1996 were $10,613,000 compared to $7,655,000 for the same period a year ago. Higher sales of rental fleet vehicles during the quarter were offset in part by a decline in new vehicle sales. High rental fleet utilization in the second quarter delayed the sale of a significant number of vehicles until the third quarter.

Cost of Rentals as a percentage of Rental Revenue was 89% in 1996 compared to 75% in 1995. Although Rental Revenue increased compared to the prior year, holding costs also increased as a result of a larger fleet being carried over from the second quarter.

Cost of Sales as a percentage of Sales increased to 93% in 1996 from 84% in 1995. This was primarily due to an increase in lower margin rental vehicle sales as a percentage of total sales.

Interest Expense for the quarter increased to $1,830,000 from $1,611,000 in the prior year as a result of higher interest rates and higher average borrowings.

Selling, general, and administrative expenses decreased to 32% of revenue in 1996 from 45% of revenue in 1995. This decrease is due to expenses declining slightly while revenues increased.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CRUISE AMERICA, INC.



March 8, 1996                             /s/  Eric R. Bensen
                                          -------------------
                                          Eric R. Bensen
                                          Vice President
                                          Chief Financial Officer



March 8, 1996                             /s/  Randall Smalley
                                          --------------------
                                          Randall Smalley
                                          President
                                          Chief Executive Officer