Form 10-K405
period 1996-04-30
CRUISE AMERICA INC
filed 1996-07-29
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                    For the fiscal year ended April 30, 1996

                    SUBMITTED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     --------------------------------------
                              Cruise America, Inc.
                             11 West Hampton Avenue
                            Mesa, Arizona 85210-5258
                            Telephone: (602) 464-7300

                           Commission File No. 1-9471

                              I.R.S. No. 59-1403609

                         State of Incorporation: Florida
                     --------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered

   COMMON STOCK                                  AMERICAN STOCK EXCHANGE

            Securities registered pursuant to Section (g) of the Act:

                                    - NONE -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                    YES    X                  No
                       ---------                ---------

The aggregate market value of voting stock held by non-affiliates as of July 5, 1996, was approximately $33,479,000. As of July 5, 1996, 5,741,068 shares of the registrant's Common Stock were outstanding of which 4,251,356 were held by non-affiliates of the registrant.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's proxy materials to be filed with the Securities and Exchange Commission has been incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                                                                   PAGE
- ---------------------------------------------------------------------------------------------------------------------------


                                                          PART I

1.       Business.........................................................................................................1

2.       Properties.......................................................................................................4

3.       Legal Proceedings................................................................................................4

4.       Submission of Matters to a Vote of Security Holders..............................................................4


                                                          PART II

5.       Market for Registrant's Common Stock and Related Stockholder Matters.............................................5

6.       Selected Financial and Operating Data............................................................................6

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............................7

8.       Financial Statements and Supplementary Data.....................................................................11

9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................28


                                                         PART III

10.      Directors and Executive Officers of the Registrant..............................................................28

11.      Management Remuneration.........................................................................................28

12.      Security Ownership of Certain Beneficial Owners and Management..................................................28

13.      Certain Relationships and Related Party Transactions............................................................28


                                                          PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................29

                                     PART I

ITEM 1. BUSINESS

General

Cruise America, Inc. is the largest company in North America specializing in the rental and sale of Recreational Vehicles (RVs). The Company began sales and rental operations in Miami, Florida in 1972, with an initial strategy to locate rental centers in metropolitan gateway cities which are destinations for large numbers of domestic and international travelers. Since that time, the Company has established 85 additional rental and/or sales locations across the United States and Canada. At April 30, 1996, the Company operated a total of 16 Hub offices, 70 Satellite offices, and a rental fleet of 2,366 recreational vehicles across North America.

RV rentals provide the consumer with the benefits of use without the burdens of ownership, and make Recreational Vehicle vacations available to a broad range of consumers. RVs combine transportation, lodging, and cooking facilities at a cost which the Company believes provides an economical alternative to automobile travel and related hotel and restaurant expenses. Additionally, recent technological advances, including more aerodynamic design, lighter weight construction and fuel-efficient engines, have substantially increased the fuel-efficiency of RVs. The Company also rents and sells motorcycles and vans from selected locations.

Besides rentals, the Company sells new and used RVs (including vehicles retired from the rental fleet) from its Hub offices. The sales effort is marketed under the name RV DEPOT and currently represents approximately 50% of total revenue.

The amounts of revenues, income and identifiable assets attributable to the Company's foreign operations is set forth in Note 11 to Consolidated Financial Statements included elsewhere in this Form 10-K.

Cruise America Rental System

Cruise America rents a wide variety of RVs at each of its 16 Hub and 70 Satellite offices across North America. The Company's peak rental fleet in the year ended April 30, 1996 consisted of 3,099 RVs, of which 2,219 were motorhomes, 759 were truck campers, 82 were motorcycles and 39 were vans and trailers. The majority of vehicles available for rent were current model, one or two year old vehicles.

Cruise America's RVs include a wide range of sizes from 18 to 31 feet. Cruise America motorhomes and truck campers are fully self contained with kitchen and bath facilities, heat and air conditioning as well as comfortable sleeping arrangements. Most motorhomes have electric generators and many have microwave ovens. Cruise America RVs are as easy to drive as a car with no special license requirements. All vehicles are equipped with automatic transmission, power steering and power brakes. Most vehicles also have cruise control.

Over the years, the Company's use of rental vehicles that can easily be disposed of after the peak summer rental season has increased significantly. The Company also began in the Spring of 1993 to purchase motorhomes that are designed such that the coach portion can be easily removed from the old chassis and placed on a new chassis. These two changes in the rental fleet are designed to reduce maintenance and holding costs and increase the service life of the vehicles. Virtually the entire rental fleet is now made up of these specially designed RVs.

The Company purchases its rental fleet from several manufacturers, including Chevrolet, Fleetwood, Damon, Four Winds, Holiday Rambler, Coachmen and Winnebago. The Company believes it enjoys excellent relationships with its suppliers, most of which have been suppliers to the Company for many years. The Company believes, if the need arose, that it could equip its fleet with RVs from other suppliers without any material adverse effect on its operations. Most of the Company's rental vehicles are pledged as security under financing agreements with banks and other financial institutions.

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

Hub Offices

At April 30, 1996, the Company operated Hub offices from 16 locations in the United States and Canada. Each office consists of full service rental operations, new, used and fleet RV sales, fleet maintenance, and vehicle storage. In addition, each Hub office provides management and marketing support and other services to the Satellite offices within its respective service area.

Among the factors which the Company considers significant in the selection of locations for Hub offices are population, demographics, proximity to major airports, vacation destinations and favorable economic conditions within the potential service area for the rental and sale of RVs.

Satellite Offices

At April 30, 1996, the Company operated 70 Satellite rental centers, called Dealers. Dealers are independently owned and operated businesses that contract to rent the Company's RVs. Typically, the Dealer also is engaged in a complementary business such as car, truck or equipment rentals, or RV sales. The Satellite office operator provides the facilities and all personnel for the rental operation and is paid a commission on the rental revenue generated. The Company provides each Dealer with vehicles, maintenance, service, forms, supplies, advertising and management support.

Fleet Planning and Management

Fleet management is accomplished through the coordination of reservations, fleet purchasing, fleet distribution, fleet sales, marketing and the motorhome rechassis/refurbish operation. Information derived from each of these areas is used to establish a fleet plan designed to maximize vehicle utilization.

Reservation information from local, central and international reservations is used to schedule vehicle requirements and demands. This information is also used to schedule routine maintenance and to establish pricing and one-way surcharges in order to control vehicle utilization and availability. Expansion of the rental fleet and the timing of vehicle purchases, as well as the distribution of rental vehicles among rental centers, are determined in part by historical reservation demand and anticipated demand as expressed to management by travel wholesalers and travel agents.

Vehicle purchases are generally scheduled so that new vehicles are delivered according to anticipated rental demand. The Company encourages one-way vehicle flow into the sunbelt locations in the fall and into the snowbelt locations in the spring.

Vehicles from the fleet are sold at all Hub locations. Fleet sales are controlled at the Company's headquarters. Because fleet sales are seasonal and regionalized, the Company maintains a wide selection of RVs during the peak selling months in order to maximize sales.

Customer Service

The Company believes strongly in familiarizing the customer in all aspects of RV usage. Each customer is given a full demonstration prior to rental as well as extensive written instructions. Multilingual personnel are retained at major gateway markets to assist foreign language speaking customers. On the road, customers have access to 24- hour toll-free lines for assistance.

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

The Company's rental services are marketed internationally by commissioned general sales agents and by approximately 300 travel wholesalers in their brochures and related travel media in approximately 25 countries. The Company also engages in direct advertisement in several foreign markets. Currently, the Company's rental programs are featured in North American destination travel brochures published in many countries throughout the world.

The Company also promotes its rental programs through travel agents, airlines, automobile clubs and other targeted marketing groups. The Company has been a participating sponsor in various fund raising and sporting events. In addition, the Company offers special motorhome vacations and discounted rates designed to stimulate business in the off-season.

The Company also conducts a balanced domestic advertising program for sales and rentals, which includes advertisements in telephone directories, print media, industry trade media, local newspaper displays, classified advertising and other select publications. To a lesser extent, the Company advertises on radio and television and through direct mail promotions. The Company also promotes its products and services at RV shows, travel trade and consumer shows and other special events.

Reservations

The Company's reservations department maintains toll-free customer telephone service across the United States and Canada. The international reservations department receives, confirms, processes and invoices international reservations. Domestically, the reservations department also performs customer credit qualification procedures and processes travel agent requests and bookings.

Vehicle Service and Parts

The Company maintains or has access to fully-equipped service facilities at each office to support its rental fleet. In addition, the Company's Mesa, Arizona office maintains a retail service department, which is equipped to handle the repair of virtually any type of RV. The parts department supports the rental, sales and service functions of the Company, and also provides support to the Hub and Satellite rental centers by stocking parts that are not readily available. In addition, the parts department stocks accessory items usually sold to RV owners. The parts department conducts mail order sales, both foreign and domestic, for scarce or specialized RV parts. Parts are sold at both wholesale and retail.

Competition

The Company is the largest company in North America that specializes in the rental and sale of RVs. The Company competes with other leisure and vacation activities, many of which are more visible and familiar than the Company's product. The Company competes in the rental and sale of RVs with several firms, some of which operate in multiple locations. In addition, there are local competitors that operate in single locations. Significant competitive factors in the RV rental and sales industry include price, service, reliability, quality of product, convenience, the ability to offer one-way rentals and vehicle availability. The Company believes that it is competitive in all of these categories.

Employees

As of April 30, 1996, the Company had 311 full-time employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be excellent.


ITEM 2. PROPERTIES

The Company's principal executive offices are located in Mesa, Arizona. The Company owns facilities in Mesa, Miami, Denver, Los Angeles and Oakland. The Mesa, Miami, and Los Angeles facilities are subject to mortgages of $2,458,000.

The Company leases its facilities at each of its other Hub rental centers pursuant to operating leases expiring at various times through the year 2004.


ITEM 3. LEGAL PROCEEDINGS

On May 14, 1987, one of the Company's concession operators commenced a lawsuit entitled Altman's America, et. al. v. American Land Cruisers of California, Incorporated, et. al. in the Superior Court of the State of California for the County of Los Angeles. The action arose out of a claim for an alleged wrongful termination by the Company of a sublease agreement. This case has been tried twice. The first trial resulted in a judgement in the amount of approximately $3.5 million. That judgement was reversed on appeal and remanded for retrial. The second trial resulted in judgements for the plaintiffs in the amount of $235,000 and a judgement for the Company of $634,000, which equaled a net judgement for the Company of $399,000. On July 18, 1996, the Appellate Court reduced the total amount due to the Company by approximately $400,000 and remanded the case for retrial. The Company intends to pursue all means to defeat the case.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS

There were no matters which were brought to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol RVR. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the American Stock Exchange.


                                        1995                      1996
                                ---------------------     ---------------------
       Quarter Ended              High       Low            High       Low
- -------------------------------------------------------------------------------
July 31, 1994 and 1995          3 3/4      2 3/8           5 3/8       4 3/8
October 31, 1994 and 1995       3 1/2      2 3/8           5 5/8       4 5/8
January 31, 1995 and 1996       3 13/16    2 7/16          5 15/16     4 15/16
April 30, 1995 and 1996         4 11/16    3 3/8           7 1/8       5 1/8

As of April 30, 1996, there were 224 holders of record, not including security position listings.

The Company has not paid cash dividends since 1982. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on its Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time on the basis of the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors. The Company currently is restricted from paying cash dividends under the terms of some of its financing agreements. See Note 8 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA
        (In thousands except per share data and Selected Operating Data)

The selected consolidated financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" has been derived from the consolidated financial statements of the Company. The information below should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (including the notes thereto).

                                                                            Year Ended April 30,
                                          -----------------------------------------------------------------------------------------
                                               1992               1993              1994               1995               1996
                                          -----------------------------------------------------------------------------------------
Selected Statement of Operations
Data:

Rental Revenue                                 $  44,562             45,686            40,537             36,842             44,319
Sales                                             30,901             61,077            55,540             48,476             43,569
                                          ---------------      -------------     -------------      -------------      -------------
Total Revenue                                     75,463            106,763            96,077             85,318             87,888
Gross Profit from Operations                      24,765             26,273            21,108             27,037             29,535
Net Earnings (Loss)                            $    (512)              (800)           (3,101)               185              1,006
Earnings (Loss) Per Share                      $    (.09)              (.14)             (.55)               .03                .17
Shares Used in Calculation                         5,539              5,543             5,630              5,694              5,859

Selected Balance Sheet Data
(end of period):

Rental Vehicles, Net                              80,020             70,755            46,474             51,315             63,518
Total Assets                                     110,163            105,372            89,762             89,378             95,695
Total Rental Vehicle Financing                    60,803             50,950            25,356             30,622             40,284
Long-Term Debt, excluding current
         installments                             10,218              8,937            28,432             23,892             19,412
Stockholders' Equity                           $  25,914             24,761            22,064             22,329             23,462

Selected Operating Data:

Rental Fleet - Peak                                3,544              4,019             4,015              2,710              3,099
Rental Fleet - End of Period                       3,430              3,158             1,790              1,884              2,366
Total Rental Centers                                 108                 86                95                 84                 86
Rental Vehicles Sold                                 977              2,111             1,807              1,494              1,692
Revenue Days1                                    471,045            477,745           456,256            370,144            462,783

(1) Revenue days is calculated as the total number of days that all fleet vehicles were rented during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The Company's profits are derived principally from its rental business. For the years ended April 30, 1995 and 1996, 78% and 85%, respectively, of the Company's gross profit from operations was from rentals. The Company's sales business also contributes to its profits, but the gross margins in the sales business are substantially less than in the rental business. The Company augments its rental vehicle sales at retail with wholesale sales and has developed fleet repurchase arrangements with fleet manufacturers. The Company has also developed the ability to replace the chassis portion of the motorhome fleet which extends the vehicle's life and reduces the Company's reliance on sales to achieve fleet turnover. The rental business is seasonal, with recreational travel and tourism being highest in the summer months. Rental revenue in the summer months (May through October) represents the majority of rental revenue for the 12 month operating cycle. Certain rental costs are variable such as depreciation, but many rental costs are fixed such as interest, licenses and insurance. Because of these seasonal characteristics the Company historically reports net losses in the months from November through April and reports net earnings during the period from May through October. Owing to the seasonality of its rental business, the results of any interim period are not necessarily indicative of the results which might be expected for a full year.

Results of Operations

For the year ended April 30, 1996 compared to the year ended April 30, 1995. Rental Revenue increased to $44,319,000 in 1996, from $36,842,000 in 1995, a 20%
increase. A 25% improvement in revenue days more than offset a 4% reduction in revenue per day. The improvement in revenue days was due to an increase in utilization as well as a larger fleet.

Sales in 1996 were  $43,569,000  compared to $48,476,000 in 1995, a 10% decline.
An increase in rental vehicle sales was more than offset by a decrease in new and used vehicle sales which have been affected by an industry-wide slowdown in demand beginning in fiscal 1995.

Cost of Rentals as a percentage of Rental Revenue was 44% in 1996 compared to 42% in 1995. This slight increase was due primarily to a reduction in revenue per day while variable costs increased with volume.

Cost of Sales as a percentage of Sales was 90% in 1996 compared to 88% in 1995. This increase was due to a shift in sales mix toward lower margin rental vehicle sales and away from higher margin new and used vehicle sales.

Gross Profit from Operations as a percentage of Total Revenue was 34% in 1996 compared to 32% in 1995. This improvement is due to an increase in higher margin Rental Revenue as a percentage of Total Revenue.

Interest Expense in 1996 was $7,279,000 compared to $6,035,000 in 1995, as a result of higher interest rates and higher average debt levels.

Selling, General and Administrative Expenses were $20,897,000 in 1996 compared to $20,779,000 in 1995. This slight increase was mainly the result of personnel costs related to the Company's headquarters operations. Selling, General and Administrative Expenses as a percentage of total revenues was 24% in both 1996 and 1995.

Income tax expense in 1996 represented a 26% effective tax rate compared to 17% in 1995. See note 7 to the consolidated financial statements.

For the year ended April 30, 1995 compared to the year ended April 30, 1994. Rental Revenue decreased to $36,842,000 in 1995, from $40,537,000 in 1994, a 9%
decline. An 11% increase in revenue per day was more than offset by a 19% reduction in revenue days. The volume decline was primarily due to severe discounting by competitors at a time when the Company was raising rates.

Sales in 1995 were $48,476,000 compared to $55,540,000 in 1994, a decrease of 13%. The Company's ability to extend the service life of rental vehicles by replacing the chassis impacted sales volume by limiting the need to turn the fleet as often. New vehicle sales also declined as a result of an industry-wide slowdown from the prior year.

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

Gross Profit from Operations as a percentage of Total Revenue was 32% in 1995 up from 22% in 1994. The percentage in 1994 would have been 26% without the one time charge to cost of rentals of $3,452,000 to revalue vehicles retired from the fleet. Gross profit percentage improvements were seen across the board.

Interest Expense in 1995 was $6,035,000 compared to $5,031,000 in 1994, as a result of higher interest rates.

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

Liquidity and Capital Resources

As of April 30, 1996, the Company had a working capital deficiency in the amount of $3,538,000. The Company's working capital, as presented, includes a significant amount of Rental Vehicle Financing. The Company's working capital does not, however, include any of the related assets; Rental Vehicles, even though the Company historically sells a significant number of Rental Vehicles each year. If the related assets were included in the presentation, the Company would not have a working capital deficiency. The Company believes that, during fiscal 1997, cash generated from operations and financing available from banks and vehicle manufacturers will be sufficient for its capital and operating needs. The Company currently has lines of credit totaling $109,000,000 to finance rental vehicle purchases, of which approximately $69,000,000 is unused. Interest rates on these lines range from U.S. prime to U.S. prime plus 2% for U.S. based vehicles and Canadian prime plus 1% for Canadian based vehicles. The Company is required to make monthly principal curtailments of 1.5% of the outstanding balances of its lines of credit. It is anticipated that borrowings under current financing arrangements will increase to finance the purchase of additional rental vehicles during the first quarter of fiscal year ended April 30, 1997 as the Company prepares for the peak summer rental season. The Company presently anticipates that future purchases of new rental vehicles will be financed primarily with funds available under lines of credit from financial institutions and manufacturers, but the Company may seek additional debt or equity financing in the future.

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

The Company's wholly owned subsidiary, Cruise Canada, Inc. was incorporated in October 1987 and began operations in 1988. Cruise Canada, Inc. operated a peak fleet of approximately 886 vehicles for the year ended April 30, 1996 from four hub locations and one satellite location in Canada. Financial information regarding Canadian operations is included in Note 11 to the Consolidated Financial Statements.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Cruise America, Inc.:

We have audited the accompanying consolidated balance sheets of Cruise America, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cruise America, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles.



                                                        KPMG Peat Marwick LLP

Phoenix, Arizona
July 25, 1996

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                   A S S E T S


                                                                                               April 30,
                                                                                -------------------------------------
Current Assets:                                                                      1995                  1996
                                                                                -------------------------------------
Cash and Cash Equivalents.....................................................         $  3,091                 2,341
Accounts Receivable, Net......................................................            3,561                 4,056
Inventories...................................................................           17,235                11,752
Prepaid Expenses and Other Current Assets.....................................              837                   889
                                                                                ---------------       ---------------
         Total Current Assets.................................................           24,724                19,038
                                                                                ---------------       ---------------
Rental Vehicles...............................................................           63,713                79,094
Less Accumulated Depreciation.................................................           12,398                15,576
                                                                                ---------------       ---------------
         Net Rental Vehicles..................................................           51,315                63,518
                                                                                ---------------       ---------------
Property and Equipment........................................................           16,795                17,426
Less Accumulated Depreciation.................................................            6,274                 6,916
                                                                                ---------------       ---------------
         Net Property and Equipment...........................................           10,521                10,510
                                                                                ---------------       ---------------
Deposits and Other Assets.....................................................            2,818                 2,629
                                                                                ---------------       ---------------
                                                                                       $ 89,378                95,695
                                                                                ---------------       ---------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               April 30,
                                                                                -------------------------------------
Current Liabilities:                                                                 1995                 1996
                                                                                -------------------------------------
Floor Plan Contracts..........................................................        $     709                 2,245
Current Installments of Rental Vehicle Financing..............................            7,394                10,723
Current Installments of Long-Term Debt........................................            3,072                 3,023
Accounts Payable and Accrued Expenses.........................................            2,042                 1,980
Customer Deposits.............................................................            6,380                 4,605
Income Taxes Payable..........................................................               20                    --
                                                                                ---------------       ---------------
         Total Current Liabilities............................................           19,617                22,576
                                                                                ---------------       ---------------

Rental Vehicle Financing, Excluding Current Installments......................           23,228                29,561
Long-Term Debt, Excluding Current Installments................................           23,892                19,412
Deferred Income Taxes.........................................................              312                   684

Stockholders' Equity:
Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................               --                    --
Common Stock $.01 par value, 15,000,000 shares authorized, 5,694,000 and
5,740,000 issued and outstanding at April 30, 1995 and 1996, respectively.....               57                    57
Additional Paid-in Capital....................................................           24,815                24,953
Accumulated Deficit...........................................................           (1,908)                 (902)
Translation Adjustment........................................................             (635)                 (646)
                                                                                ---------------       ---------------
         Total Net Stockholders' Equity.......................................           22,329                23,462
Contingencies.................................................................
                                                                                ---------------       ---------------
                                                                                       $ 89,378                95,695
                                                                                ---------------       ---------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands except per share data)

                                                                                          Year Ended April 30,
                                                                             ----------------------------------------------
                                                                                  1994            1995             1996
                                                                             ----------------------------------------------
Rental Revenue.............................................................       $ 40,537          36,842           44,319
Sales......................................................................         55,540          48,476           43,569
                                                                             -------------   -------------    -------------
         Total Revenue.....................................................         96,077          85,318           87,888
                                                                             -------------   -------------    -------------

Cost of Rentals............................................................         24,608          15,623           19,279
Cost of Sales..............................................................         50,361          42,658           39,074
                                                                             -------------   -------------    -------------
         Total Costs.......................................................         74,969          58,281           58,353
                                                                             -------------   -------------    -------------

Gross Profit from Operations...............................................         21,108          27,037           29,535

Interest Expense...........................................................          5,031           6,035            7,279
Selling, General and Administrative Expenses...............................         19,826          20,779           20,897
                                                                             -------------   -------------    -------------
Earnings (Loss) Before Income Taxes........................................         (3,749)            223            1,359

Income Tax Expense (Benefit)...............................................           (648)             38              353
Net Earnings (Loss)........................................................       $ (3,101)            185            1,006
Net Earnings (Loss) per Share (Primary and Fully Diluted)..................       $   (.55)            .03              .17
Shares Used in Calculation.................................................          5,630           5,694            5,859
                                                                             -------------   -------------    -------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                    YEARS ENDED APRIL 30, 1994, 1995 AND 1996

                                      Common Stock
                              ----------------------------     Additional        Retained
                                Number                          Paid-in          Earnings        Translation
                               of Shares         Amount         Capital         (Deficit)        Adjustment          Total
- ------------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1993.......       5,545               55           23,834            1,008             (136)          24,761
                              -----------      -----------   --------------   --------------   ---------------   -------------
Stock Issuance...............         149                2              706               --                --             708
Warrants.....................          --               --              275               --                --             275
Translation Adjustment
for Foreign Operations.......          --               --               --               --             (579)           (579)
Net Loss.....................          --               --               --          (3,101)                --         (3,101)
                              -----------      -----------   --------------   --------------   ---------------   -------------
Balance April 30, 1994.......       5,694               57           24,815          (2,093)             (715)          22,064
                              -----------      -----------   --------------   --------------   ---------------   -------------
Translation Adjustment
for Foreign Operations.......          --               --               --               --                80              80
Net Earnings.................          --               --               --              185                --             185
                              -----------      -----------   --------------   --------------   ---------------   -------------
Balance April 30, 1995.......       5,694               57           24,815          (1,908)             (635)          22,329
                              -----------      -----------   --------------   --------------   ---------------   -------------
Exercise of Stock Options....          46               --              138               --                --             138
Translation Adjustment
for Foreign Operations.......          --               --               --               --              (11)            (11)
Net Earnings.................          --               --               --            1,006                --           1,006
                              -----------      -----------   --------------   --------------   ---------------   -------------
Balance April 30, 1996.......       5,740               57           24,953            (902)             (646)          23,462
                              -----------      -----------   --------------   --------------   ---------------   -------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 Year Ended April 30,
                                                                             ----------------------------------------------------
                                                                                 1994                1995              1996
                                                                             ----------------------------------------------------
Cash Flows from Operating Activities:
      Net Earnings (Loss)..................................................     $   (3,101)                185             1,006
      Depreciation and Amortization........................................         10,523               9,453            11,675
      Deferred Income Taxes (Benefit)......................................           (664)                 44               372
      One Time Revaluation Charge..........................................          3,452                  --                --
      Gain on Sale of Rental Vehicles......................................         (1,288)             (1,122)           (1,448)
      Gain on Sale of Property and Equipment...............................             (3)               (108)               --
      Decrease (Increase) in Net Accounts Receivable.......................          1,538                (697)             (495)
      Decrease in Inventories                                                        6,926               4,365             5,483
      (Decrease) Increase in Floor Plan Contract...........................         (1,717)             (4,622)            1,536
      Decrease in Accounts Payable and Accrued Expenses....................         (1,208)               (149)              (62)
      Increase (Decrease) in Income Taxes Payable..........................             16                  (5)              (20)
      Increase (Decrease) in Customer Deposits.............................         (2,370)              2,012            (1,775)
      Other, Net...........................................................           (511)                 51              (336)
                                                                             -------------       -------------     -------------
      Net Cash Provided by Operating Activities............................         11,593               9,407            15,936
                                                                             -------------       -------------     -------------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing...............................         40,586              41,628            46,651
      Repayment of Rental Vehicle Borrowing................................        (66,180)            (36,362)          (36,989)
      Proceeds from Long-Term Borrowing....................................         21,549                  --                --
      Repayment of Long-Term Borrowing.....................................         (2,649)             (3,195)           (4,529)
      Exercise of Stock Options............................................             --                  --               138
                                                                             -------------       -------------     -------------
      Net Cash Provided by (Used in) Financing Activities..................         (6,694)              2,071             5,271
                                                                             -------------       -------------     -------------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..........................................        (33,716)            (34,058)          (46,986)
      Proceeds from Rental Vehicle Sales...................................         27,825              21,797            25,471
      Purchase of Property and Equipment...................................         (1,751)               (195)             (632)
      Proceeds from Sale of Property and Equipment.........................              4                 245                 1
      (Increase) Decrease in Deposits and Other Assets.....................         (1,302)               (437)              189
                                                                             -------------       -------------     -------------
      Net Cash Used in Investing Activities................................         (8,940)            (12,648)          (21,957)
                                                                             -------------       -------------     -------------
Decrease in Cash and Cash Equivalents......................................         (4,041)             (1,170)             (750)
Cash and Cash Equivalents Beginning of Year................................          8,302               4,261             3,091
                                                                             -------------       -------------     -------------
Cash and Cash Equivalents End of Year......................................     $    4,261               3,091             2,341
                                                                             -------------       -------------     -------------
Non-Cash Investing and Financing Activities:
      Issuance of Common Stock in Connection with Property
           Acquisition.....................................................     $      708                  --                --
                                                                             -------------       -------------     -------------
      Issuance of Warrants in Connection with Senior Notes.................     $      275                  --                --
                                                                             -------------       -------------     -------------
      Transfer of Vehicles from Rental Vehicles to Inventory...............     $   22,075                  --                --
                                                                             -------------       -------------     -------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 1994, 1995 AND 1996

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(e)   Cash Equivalents

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)   Reclassifications

For comparative purposes, certain amounts have been reclassified to conform with April 30, 1996 financial statement presentation.

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

(m)   Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). SFAS No. 121 becomes effective for fiscal years beginning after December 15, 1995. The Company is currently assessing the impact of SFAS No. 121 on its consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company is currently assessing the impact of SFAS No. 123 on its consolidated financial statements.

(n)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(o)   Earnings (Loss) Per Share

Earnings (loss) per share computations are based upon the earnings (loss) applicable to common shares and the average number of shares of common stock outstanding and, for 1996, dilutive common stock equivalents (stock options) outstanding.

(p)   Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial statements.

      Cash and Cash Equivalents
      The carrying amount approximates fair value because of the short maturity of these instruments.

      Receivables, Accounts Payable and Accrued Liabilities
      The carrying amount approximates fair value because of the short-term maturity of these instruments.

      Floor Plan Contracts, Rental Vehicle Financing and Long-Term Debt
      The carrying value of the Company's debt approximates fair value as the present value of future cash flows of each instrument approximate rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

2.    Inventories and Floor Plan Contracts

Inventories consist of the following (in thousands):

                                                                                  April 30,
                                                                  ---------------------------------------
                                                                        1995                 1996
                                                                  ---------------------------------------
New Vehicles....................................................           $ 7,522                 4,676
Used Vehicles...................................................             7,058                 4,304
Parts, Accessories, Kits and Other..............................             2,655                 2,772
                                                                  ----------------     -----------------
                                                                           $17,235                11,752
                                                                  ----------------     -----------------

All new vehicles that are financed, are pledged as security under floor plan contracts with banks and other financial institutions. Floor plan contracts are due upon the sale of the related vehicle or one year. Interest rates on floor plan contracts are at U.S. prime at April 30, 1995 and 1996. Interest expense on floor plan contracts amounted to $483,000, $483,000 and $257,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unused floor plan contracts as of April 30, 1996 were approximately $4,200,000.

During the third quarter of fiscal 1994, the Company made a strategic decision to permanently retire a segment of older vehicles from its rental fleet. This decision is consistent with the Company's ongoing goal to maintain its position as the industry leader by operating the newest rental fleet in the industry. The retired vehicles have been transferred to the Company's RV DEPOT sales division for refurbishing where needed and for sale at retail and at wholesale. In conjunction with this retirement, the Company has transferred vehicles having a net book value of $22,075,000 into sales inventory and has taken a one time charge of $3,452,000 to adjust the carrying value of the vehicles for disposition and to cover any refurbishing costs needed. The one time charge is included in Cost of Rentals. The decrease in inventories for the year ended April 30, 1994 in the Consolidated Statements of Cash Flows is net of the transfer in of vehicles.

3.    Rental Vehicles

The following is a summary of Rental Vehicles and the related accumulated depreciation (in thousands):

Rental Vehicles

                                    ---------------------------------------------------------------------------------------------
                                         Balance at
                                        Beginning of                                                             Balance at
                                            Year             Additions at Cost           Retirements            End of Year
                                    ---------------------------------------------------------------------------------------------
Year Ended:
      April 30, 1994                    $ 91,810                  33,716                   70,223                 55,303
      April 30, 1995                      55,303                  34,058                   25,648                 63,713
      April 30, 1996                      63,713                  46,986                   31,605                 79,094

Accumulated Depreciation
                                    ---------------------------------------------------------------------------------------------
                                         Balance at            Additions at
                                        Beginning of        Charged to Cost of                                   Balance at
                                            Year                  Rentals                Retirements            End of Year
                                    ---------------------------------------------------------------------------------------------
Year Ended:
      April 30, 1994                    $ 21,055                   9,768                   21,994                  8,829
      April 30, 1995                       8,829                   8,542                    4,973                 12,398
      April 30, 1996                      12,398                  10,760                    7,582                 15,576

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Rental Vehicle Financing

Most rental vehicles are pledged as security under financing agreements with banks and other financial institutions. The following is a summary of rental vehicle financing:

                                                                                                        April 30,
                                                                                          ---------------------------------
                                                                                               1995               1996
                                                                                          ---------------------------------
                                                                                                     (in thousands)
Various Notes; interest rates ranging from U.S. prime to U.S. prime plus 2%, to Canadian prime plus 1%; due in monthly installments, expiring at
      various times through April 2000 or at the time of sale of the related vehicle....         $30,622             40,284
Less Current Installments...............................................................           7,394             10,723
                                                                                          --------------      -------------
Rental Vehicle Financing, Excluding Current Installments................................         $23,228             29,561
                                                                                          --------------      -------------

Interest expense on rental vehicle financing was $3,576,000, $2,807,000 and $4,546,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

The Company's rental vehicle lines of credit are renewed annually. Unused rental vehicle lines of credit as of April 30, 1996 were approximately $69,000,000.

5.    Property and Equipment

A summary of property and equipment, at cost, less accumulated depreciation and amortization, follows:

                                                                   April 30,
                                                       ---------------------------------
                                                           1995                1996               Estimated Useful Lives
                                                       ---------------------------------   ------------------------------------
                                                                (in thousands)
Land.................................................        $ 5,952               5,952
Buildings and Improvements...........................          5,721               5,822              15 - 20 years
Service Vehicles.....................................             96                 117               3 - 5 years
Shop Equipment.......................................            769                 864                 5 years
Office Furniture and Equipment.......................          3,667               4,074               5 - 10 years
Leasehold Improvements...............................            590                 597       Amortized over life of lease
                                                       -------------       -------------
                                                             $16,795              17,426
Less Accumulated Depreciation and Amortization.......          6,274               6,916
                                                       -------------       -------------
Net Property and Equipment...........................        $10,521              10,510
                                                       -------------       -------------

Depreciation and amortization expense on property and equipment is charged to selling, general and administrative expenses and amounted to $755,000, $668,000 and $643,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long Term Debt

Long-term debt consists of the following:

                                                                                          April 30,
                                                                           -------------------------------------
                                                                                 1995                1996
                                                                           -------------------------------------
                                                                                        (in thousands)
9.9%  Unsecured Senior Notes due in annual installments of
      $1,500,000 through May 15, 1998, plus interest, payable
      semi-annually......................................................           $ 4,500                3,000

9.0%  Senior Notes due in annual installments of $2,857,143
      beginning March 15, 1996 through March 15, 2002, plus
      interest, payable semi-annually (effective interest rate
      9.375% net of discount)............................................            20,000               17,143

Various notes ranging from 9% to 10.94% due in monthly
      installments expiring at various times through February
      2004 (a)...........................................................             2,686                2,458
                                                                           ----------------    -----------------
Total Long-Term Debt.....................................................           $27,186               22,601
Less unamortized discount on 9.0% Senior Notes...........................               222                  166
Less current installments................................................             3,072                3,023
                                                                           ----------------    -----------------
Long-Term Debt, excluding current installments...........................           $23,892               19,412
                                                                           ----------------    -----------------

(a)   Secured by property having a net book value of approximately $9,079,000 and $5,356,000  at April 30, 1995 and 1996, respectively.

      Aggregate maturities on long-term debt are as follows (in thousands):

                         1997.............................          $ 3,023
                         1998.............................            5,623
                         1999.............................            5,210
                         2000.............................            2,874
                         2001.............................            2,876
                         Thereafter.......................            2,995
                                                            ---------------
                                                     Total          $22,601
                                                            ---------------

Interest  expense  on  long-term  debt  amounted  to  $972,000,   $2,745,00  and
$2,476,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

At April 30, 1996, the Company is in compliance with all debt covenants associated with the various financing agreements outstanding.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Income Taxes

Income tax expense (benefit) is composed of the following (in thousands):

                                                                              Year Ended April 30,
                                                        ----------------------------------------------------------------
                                                             1994                    1995                     1996
                                                        ----------------------------------------------------------------
Current Tax Expense:
      Federal.........................................           $   25                      20                       --
      State and Foreign...............................               --                      --                       --
                                                        ---------------         ---------------         ----------------
                                                                     25                      20                       --
                                                        ---------------         ---------------         ----------------
Deferred Tax Expense (Benefit):
      Federal.........................................           $ (818)                    228                      126
      State and Foreign...............................              145                    (210)                     227
                                                        ---------------         ---------------         ----------------
                                                                   (673)                     18                      353
                                                        ---------------         ---------------         ----------------
Total Income Tax Expense (Benefit)....................           $ (648)                     38                      353
                                                        ---------------         ---------------         ----------------

Income tax expense (benefit) attributable to income (loss) before income taxes for the years ended April 30, 1994, 1995 and 1996, differed from the amounts computed by applying the U.S. Federal Income Tax rate of 34 percent as a result of the following (in thousands):

                                                                                 Year Ended April 30,
                                                           ----------------------------------------------------------------
                                                                1994                    1995                     1996
                                                           ----------------------------------------------------------------
Computed "expected" tax expense (benefit).................         $(1,275)                     76                      462
State taxes, net of Federal benefit (expense).............            (176)                     10                       63
Foreign taxes in excess of expected tax rate..............              28                     (21)                      20
Change in valuation allowance.............................             731                     (24)                    (170)
Amortization of goodwill and life insurance...............              43                     (11)                       1
Other, net................................................               1                       8                      (23)
                                                           ---------------         ---------------          ---------------
                                                                    $ (648)                     38                      353
                                                           ---------------         ---------------          ---------------

At April 30, 1994, 1995 and 1996, the deferred income tax liability reflects the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The most significant type of temporary difference that gives rise to a deferred tax liability is tax over book depreciation, offset partially by tax over book gains on the sale of assets.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                                                          April 30,
                                                                   ---------------------------------------------------------
                                                                        1994                1995                1996
                                                                   ---------------------------------------------------------
Deferred Tax Assets:
      Net Operating Loss Carryforwards...........................          $ 9,175               7,990                8,544
      Investment Tax Credit Carryforwards........................              540                 540                  540
      Alternative Minimum Tax Credit Carryforwards...............               92                 106                  106
                                                                   ---------------    ----------------    -----------------
      Total Gross Deferred Tax Assets............................            9,807               8,636                9,190
      Less Valuation Allowance...................................           (1,074)             (1,098)                (928)
                                                                   ---------------    ----------------    -----------------
      Net Deferred Tax Assets....................................            8,733               7,538                8,262
                                                                   ---------------    ----------------    -----------------
Deferred Tax Liability:
      Depreciation...............................................            9,001               7,850                8,946
                                                                   ---------------    ----------------    -----------------
      Total Gross Deferred Tax Liability.........................            9,001               7,850                8,946
                                                                   ---------------    ----------------    -----------------
      Net Deferred Tax Liability.................................          $   268                 312                  684
                                                                   ---------------    ----------------    -----------------

The valuation allowance for deferred tax assets as of May 1, 1995 was $1,098,000. The net change in the total valuation allowance for the year ended April 30, 1996 was a decrease of $170,000.

At April 30, 1996, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $16,900,000 which are available to offset future U.S. Federal taxable income, if any, through 2010. Cruise Canada has net operating loss carryforwards for Canadian Federal income tax purposes of $4,700,000 which are available to offset taxable income in Canada, if any, through 2003.

The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $409,000 which are available to reduce future Federal income taxes, if any, through 2001.

8.    Common and Preferred Stock

(a)   Common Stock

The Company's 1987 Stock Option Plan has 500,000 shares of common stock reserved, and as of April 30, 1996, 342,500 options are outstanding at exercise prices of $3.00 per share, expiring at various times through October 2004. Options may be granted through October 27, 1997, the date of the Plan's expiration.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of the Plan:

                                                                      --------------------------------------------
                                                                           Number of                 Option
                                                                            Options                   Price
                                                                      --------------------------------------------
Outstanding at April 30, 1993 (all exercisable)......................          410,500            $ 4.75 - 8.00
      Granted........................................................               --                 --
      Exercised......................................................               --                 --
      Terminated.....................................................           15,500            $ 4.75 - 8.00
                                                                      ----------------
Outstanding at April 30, 1994 (all exercisable)......................          395,000            $ 4.75 - 8.00
      Granted........................................................               --                 --
      Exercised......................................................               --                 --
      Terminated.....................................................            6,500               $ 3.00
                                                                      ----------------
Outstanding at April 30, 1995 (all exercisable)......................          388,500               $ 3.00
      Granted........................................................               --                 --
      Exercised......................................................           46,000               $ 3.00
      Terminated.....................................................               --                 --
                                                                      ----------------
Outstanding at April 30, 1996 (all exercisable)......................          342,500               $ 3.00
                                                                      ----------------

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

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.    Sales

The following is a summary of sales and cost of (in thousands):

                                                                                      Year Ended April 30,
                                                                   ----------------------------------------------------------
                                                                        1994                 1995                 1996
                                                                   ----------------------------------------------------------
Sales:
      Rental Vehicle Sales.......................................         $ 27,825               21,797                25,471
      New Vehicles...............................................           15,780               13,826                 9,735
      Used Vehicles..............................................           10,465               10,977                 6,082
      Parts, Service, Accessories and Other......................            1,470                1,876                 2,281
                                                                   ---------------     ----------------     -----------------
                                                                          $ 55,540               48,476                43,569
                                                                   ---------------     ----------------     -----------------
Cost of Sales:
      Rental Vehicle Sales.......................................           26,537               20,674                24,023
      New Vehicles...............................................           13,817               11,686                 8,417
      Used Vehicles..............................................            9,282                9,031                 4,907
      Parts, Service, Accessories and Other......................              725                1,267                 1,727
                                                                   ---------------     ----------------     -----------------
                                                                          $ 50,361               42,658                39,074
                                                                   ---------------     ----------------     -----------------
Gross Profit.....................................................         $  5,179                5,818                 4,495
                                                                   ---------------     ----------------     -----------------

10.   Commitments

The Company leases its facilities at 11 of its locations under operating leases expiring at various times through 2004. Rent expense, included in Selling, General and Administrative expenses, was $1,592,000, $1,263,000 and $1,036,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

Minimum annual rental commitments under these leases as of April 30, 1996 are as follows (in thousands):


                    1997.............................           $  984
                    1998.............................              762
                    1999.............................              658
                    2000.............................              401
                    2001.............................              202
                    Thereafter.......................              520
                                                       ---------------
                                                Total           $3,527
                                                       ---------------

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Other Matters

(a)   During 1984, the Company  entered into a redemption  agreement with Robert
      A. Smalley (Chairman), which provides that upon the death of Robert A. Smalley, the Company, upon the request of his personal representative will purchase up to $1,000,000 of the common stock of the Company from his estate at the average bid price for a period of 60 days prior to his death. The obligation has been funded by an insurance policy on the life of Robert A. Smalley in the amount of $1,000,000. The policy has been paid for by the Company and the premiums were approximately $43,000, $40,000, and $40,000 for the policy years ended October 1994, 1995 and 1996, respectively.

(b) On May 14, 1987, one of the Company's concession operators commenced a lawsuit entitled Altman's America, et. al. v. American Land Cruisers of California, Incorporated, et. al. in the Superior Court of the State of California for the County of Los Angeles. The action arose out of a claim for an alleged wrongful termination by the Company of a sublease agreement. This case has been tried twice. The first trial resulted in a judgement in the amount of approximately $3.5 million. That judgement was reversed on appeal and remanded for retrial. The second trial resulted in judgements for the plaintiffs in the amount of $235,000 and a judgement for the Company of $634,000, which equaled a net judgement for the Company of $399,000. On July 18, 1996 the Appellate Court reduced the total amount due to the Company by approximately $400,000 and remanded the case for retrial. The Company intends to pursue all means to defeat the case.

      The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company or results of operations.

(c)   Foreign Operations

Included in the consolidated financial statements are the following amounts related to the Company's operations in Canada (in thousands):

                                                                                     Year Ended April 30,
                                                                   --------------------------------------------------------
                                                                        1994                1995                1996
                                                                   --------------------------------------------------------
Identifiable Assets..............................................       $ 12,391             12,644               17,120
Total Revenue....................................................         16,991             15,486               19,163
Earnings (Loss) Before Income Taxes..............................            714               (493)                 486
Foreign Currency Transaction (Loss)..............................            (28)               (54)                 (30)

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   Supplemental Disclosures of Cash Flow Information (in thousands):

                                                                                         Year Ended April 30,
                                                              -------------------------------------------------------------------
                                                                   1994                    1995                    1996
                                                              -------------------------------------------------------------------
Cash Paid During the Year for:
      Interest on Borrowings.................................       $   5,136              6,304                    7,151

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in fiscal 1996.


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive officers of the Company are as follows:

Name                                        Age          Title
- --------------------------------------------------------------------------------------------------------------
Robert A. Smalley                            72          Chairman of the Board of Directors
Randall Smalley                              46          President and Chief Executive Officer
Robert A. Smalley                            47          Executive Vice President and Chief Operating Officer
Eric R. Bensen                               42          Chief Financial Officer and Secretary

The information regarding directors as required by Item 401 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1996, and is incorporated herein by this reference.

ITEM 11.        MANAGEMENT REMUNERATION

The information required by Item 402 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1996, and is incorporated herein by this reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

The information required by Item 403 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1996, and is incorporated herein by this reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED PARTY
                TRANSACTIONS

The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1996, and is incorporated herein by this reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of this Report

      1.  The following financial statements are incorporated by reference in Item 8:


                                                                                                             Page in this
                                          Financial Statement                                                   Report
- --------------------------------------------------------------------------------------------------------------------------
Independent Auditors' Report............................................................................          10
Consolidated Balance Sheets as of April 30, 1995 and 1996...............................................        11, 12
Consolidated Statements of Operations for each of the years in the three-year period ended
      April 30, 1996....................................................................................          13
Consolidated Statements of Changes in Stockholders' Equity for each of the years in the
      three-year period ended April 30, 1996............................................................          14
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
      April 30, 1996....................................................................................          15
Notes to Consolidated Financial Statements..............................................................       16 - 27

Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

3.    The following exhibits are filed with this Report or incorporated by reference:


                                                                                       Page Number or Incorporation by
                                                                                              Reference to the
   Exhibit                              Description                                         Document Listed Below
- ------------------------------------------------------------------------------------------------------------------------------
3.1           Articles of Incorporation                                        Registration Statement No. 33-36643

3.2           Amended and Restated Bylaws                                      Current Report on Form 8-K, event of
                                                                               March 8, 1989
4.1           Note Agreement, dated May 1, 1988, between the                   December 31, 1988 Form 10-K
              Company and various holders

4.2           Rights Agreement dated as of March 8, 1989, between              Current Report on Form 8-K, event of
              the Company and Mellon Securities Trust Company                  March 8, 1989

4.3           Note and Warrant Purchase Agreement dated as of                  April 30, 1994 Form 10-K
              April 26, 1994 between the Company and Teachers
              Insurance and Annuity Association of America
              (includes forms of Note and Warrant Agreement)

10.1          Section 303 Stock Redemption Agreement, dated                    Registration Statement No. 33-6848,
              October 25, 1984, between the Company and Robert A.              effective August 13, 1986
              Smalley

10.2          Form of Indemnification Agreement between the                    March 31, 1989 Form 10-Q
              Company and its Directors and Executive Officers

10.3          Executive Compensation Plans and Arrangements;

10.3(a)       Form of Amended and Restated Employment                          April 30, 1995 Form 10-K
              Agreements between the Company and Robert A.
              Smalley, Robert A. Smalley, Jr., Randall S. Smalley,
              and Eric R. Bensen

10.3(b)       1987 Stock Option Plan                                           December 31, 1988 Form 10-K

22            Subsidiaries of the Registrant                                   April 30, 1993 Form 10-K

24            Consent of KPMG Peat Marwick LLP                                 32

(b) Reports on Form 8-K filed during the quarter ended April 30, 1996. NONE

(c) The exhibits to this Report are listed in Item 14 (a) 3.

(d) The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b) (1). NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Cruise America, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Cruise America, Inc.


                                                Randall Smalley
                                                --------------------------------
                                                By:   Randall Smalley, President


July 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 26, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

- -------------------------------------------------------------------------------------------------------------------

Signature                                             Title

Robert A. Smalley                                     Chairman
- -------------------------------

Randall Smalley                                       Director, President and Chief Executive Officer
- -------------------------------

Robert A. Smalley, Jr.                                Director, Executive Vice President and Chief Operating Officer
- -------------------------------

Eric R. Bensen                                        Director, Vice President and Chief Financial Officer
- -------------------------------

Fred A. Mudgett                                       Director
- -------------------------------

Dr. Edward R. Annis                                   Director
- -------------------------------

                                       31