Form 10-Q
period 1996-07-31
CRUISE AMERICA INC
filed 1996-09-13
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the First Quarter Ended July 31, 1996
                           Commission File No. 1-9471


         -------------------------------------------------------------

                              CRUISE AMERICA, INC.


                  State of Florida          I.R.S. No. 59-1403609

                             11 West Hampton Avenue
                            Mesa, Arizona 85210-5258

                            Telephone: (602) 464-7300




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.


               YES            X               No
                          ---------                     ---------

                          Common Stock, $.01 Par Value
   As of July 31, 1996, 5,749,568 shares of the registrants common stock were outstanding of which 4,256,856 were held by non-affiliates of the registrant.

                                TABLE OF CONTENTS
                                -----------------

                     CRUISE AMERICA, INC., AND SUBSIDIARIES

ITEM                                                                        PAGE
- --------------------------------------------------------------------------------


                                     PART I
                              FINANCIAL INFORMATION

1.       FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets............................................................................1

         Condensed Consolidated Statements of Operations..................................................................3

         Condensed Consolidated Statements of Cash Flows..................................................................4

         Notes to Condensed Consolidated Financial Statements.............................................................5

2.       Management's Discussion and Analysis of Consolidated Financial Condition
         and Results of Operations........................................................................................6

3.       Exhibits.........................................................................................................9

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                 (In thousands)

                                                                                Unaudited
                                                                                ------------------------------------------------
                                                                                    7/31/96                          4/30/96
                                                                                ------------------------------------------------
Current Assets:

Cash and Cash Equivalents.....................................................         $ 11,304                            2,341
Accounts Receivable, Net......................................................            2,555                            4,056
Inventories...................................................................           11,503                           11,752
Prepaid Expenses and Other Current Assets.....................................            1,266                              889
                                                                                ---------------                  ---------------
         Total Current Assets.................................................           26,628                           19,038
                                                                                ---------------                  ---------------
Rental Vehicles...............................................................          119,757                           79,094
Less Accumulated Depreciation.................................................           18,165                           15,576
                                                                                ---------------                  ---------------
         Net Rental Vehicles..................................................          101,592                           63,518
                                                                                ---------------                  ---------------
Property and Equipment........................................................           17,603                           17,426
Less Accumulated Depreciation.................................................            7,081                            6,916
                                                                                ---------------                  ---------------
         Net Property and Equipment...........................................           10,522                           10,510
                                                                                ---------------                  ---------------
Deposits and Other Assets.....................................................            2,436                            2,629
                                                                                ---------------                  ---------------
                                                                                       $141,178                           95,695
                                                                                ---------------                  ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                                                Unaudited
                                                                                ------------------------------------------------
                                                                                    7/31/96                          4/30/96
                                                                                ------------------------------------------------
Current Liabilities:

Floor Plan Contracts..........................................................          $ 2,298                            2,245
Current Installments of Rental Vehicle Financing..............................           33,950                           10,723
Current Installments of Long-Term Debt........................................            4,523                            3,023
Accounts Payable and Accrued Expenses.........................................            3,875                            1,980
Customer Deposits.............................................................            7,159                            4,605
                                                                                ---------------                  ---------------
         Total Current Liabilities............................................           51,805                           22,576
                                                                                ---------------                  ---------------

Rental Vehicle Financing, Excluding Current Installments......................           38,363                           29,561
Long-Term Debt, Excluding Current Installments................................           17,867                           19,412
Deferred Income Taxes.........................................................            3,494                              684

Stockholders' Equity:
Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................               --                               --
Common Stock $.01 par value, 15,000,000 shares authorized,
5,750,000 and 5,740,000 issued and outstanding at July 31, 1996 and
April 30, 1996 respectively...................................................               57                               57
Additional Paid-in Capital....................................................           24,981                           24,953
Retained Earnings (Deficit)...................................................            5,334                             (902)
Cumulative Translation Adjustment.............................................             (723)                            (646)
                                                                                ---------------                  ---------------
         Total Stockholders' Equity...........................................           29,649                           23,462
Contingencies.................................................................
                                                                                ---------------                  ---------------
                                                                                       $141,178                           95,695
                                                                                ---------------                  ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands except per share data)

                                                                                         Three Months Ended
                                                                             -------------------------------------------
                                                                                7/31/96                      7/31/95
                                                                             -------------------------------------------
Rental Revenue.............................................................        $24,163                        19,408
Sales......................................................................          6,833                         9,148
                                                                             -------------                --------------
         Total Revenue.....................................................         30,996                        28,556
                                                                             -------------                --------------

Cost of Rentals............................................................          7,574                         6,022
Cost of Sales..............................................................          5,806                         7,729
                                                                             -------------                --------------
         Total Costs.......................................................         13,380                        13,751
                                                                             -------------                --------------

Gross Profit from Operations...............................................         17,616                        14,805

Interest Expense...........................................................          1,891                         1,770
Selling, General and Administrative Expenses...............................          6,679                         6,202
                                                                             -------------                --------------

Earnings Before Income Taxes...............................................          9,046                         6,833
Income Tax Expense ........................................................          2,810                         1,594
                                                                             -------------                --------------
Net Earnings...............................................................        $ 6,236                         5,239
                                                                             -------------                --------------
Earnings per Share (Primary and Fully Diluted).............................        $  1.05                           .92
                                                                             -------------                --------------
Shares Used in Calculation.................................................          5,924                         5,700
                                                                             -------------                --------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Three Months Ended
                                                                             -------------------------------------------------
                                                                               7/31/96                              7/31/95
                                                                             -------------------------------------------------
Cash Flows from Operating Activities:
      Net Earnings.........................................................       $ 6,236                                5,239
      Depreciation and Amortization........................................         4,116                                3,696
      Increase in Deferred Income Taxes....................................         2,810                                1,594
      Gain on Sale of Rental Vehicles......................................          (358)                                (277)
      Decrease in Accounts Receivable......................................         1,501                                  181
      Decrease in Inventories..............................................           249                                2,141
      Increase in Accounts Payable and Accrued Expenses....................         1,895                                1,193
      Increase in Floor Plan Contracts.....................................            53                                1,007
      Increase (Decrease) in Customer Deposits.............................         2,554                               (2,101)
      Other, Net...........................................................          (323)                                (668)
                                                                             ------------                         ------------
      Net Cash Provided by Operating Activities............................        18,733                               12,005
                                                                             ------------                         ------------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing...............................        44,291                               34,912
      Repayment of Rental Vehicle Borrowing................................       (12,262)                             (10,946)
      Repayment of Long-Term Borrowing.....................................           (45)                                 (57)
      Issuance of Stock....................................................            28                                   27
                                                                             ------------                         ------------
      Net Cash Provided by Financing Activities............................        32,012                               23,936
                                                                             ------------                         ------------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..........................................       (44,469)                             (35,781)
      Proceeds from Rental Vehicle Sales...................................         2,864                                2,650
      Purchase of Property and Equipment...................................          (177)                                 (59)
                                                                             ------------                         ------------
      Net Cash Used in Investing Activities................................       (41,782)                             (33,190)
                                                                             ------------                         ------------
Increase in Cash and Cash Equivalents......................................         8,963                                2,751
Cash and Cash Equivalents at April 30......................................         2,341                                3,091
                                                                             ------------                         ------------
Cash and Cash Equivalents at July 31.......................................        11,304                                5,842
                                                                             ------------                         ------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JULY 31, 1996


NOTE 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc., and Subsidiaries (the Company) as of July 31, 1996, and the results of operations for the three month periods ended July 31, 1995 and 1996.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):

                                                     Three Months Ended
                                            ------------------------------------
                                              7/31/96                 7/31/95
                                            ------------            ------------
Cash paid during the period for:
         Income Taxes                         $       0                       0
                                            ------------            ------------
         Interest on Borrowings               $   1,225                     917
                                            ------------            ------------


NOTE 3.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART 1.           FINANCIAL INFORMATION
ITEM 2

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1996

This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Such statements may include, but not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in the Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1996, the Company had current liabilities in excess of current assets in the amount of $25,177,000. The Company's working capital, as presented, includes a significant portion of Rental Vehicle Financing. The Company's working capital does not, however, include any portion of the related assets--Rental Vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company estimates that if these assets were classified as current assets, the Company would not have a working capital deficit.

The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs.

THREE MONTHS ENDED JULY 31, 1996 AS COMPARED WITH
THREE MONTHS ENDED JULY 31, 1995

Rental Revenue for the quarter ended July 31, 1996, was $24,163,000 compared to $19,408,000 for the quarter ended July 31, 1995. This improvement was due to a 29% increase in revenue days offset in part by a 4% decrease in revenue per day. The increase in revenue days resulted from an increase in the size of the rental fleet as well as an increase in utilization due to strong demand.

Sales for the quarter ended July 31, 1996, were $6,833,000, compared to $9,148,000, for the same period a year ago. The Company's wholesale sales in the quarter were lower than in the same quarter of the prior year due in part to the Company's conversion to a modular motorhome fleet, which has the effect of extending the service life of the rental vehicle by replacing the chassis. Sales were also affected by a continuing industry wide downturn in sales at retail. Additionally, the Company returned some for-sale rental vehicles to its rental fleet as well as some new units held for sale in response to the high rental demand, reducing the number of vehicles available for sale during the quarter.

Cost of Rentals as a percentage of Rental Revenue was 31% in 1996 and 1995. Economies of scale achieved through increased volume and utilization were offset by a slight reduction in rates.

Cost of Sales as a percentage of Sales was 85% for the quarter ended July 31, 1996, compared to 84% in 1995. This increase is due to a slight change in the mix of vehicles sold toward lower margin rental vehicle sales.

Interest Expense for the quarter ended July 31, 1996, was $1,891,000 compared to $1,770,000 in 1995. This increase is due primarily to an increase in average debt levels, offset in part by lower average interest rates.

Selling, General and Administrative Expenses were $6,679,000 in the first quarter compared to $6,202,000 a year ago. This increase is due to increased expenses incurred in order to meet the Company's increased rental demand. Selling, General and Administrative Expenses as a percentage of Total Revenue was 22% in 1996 and 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRUISE AMERICA, INC.

September 6, 1996                             Eric R.  Bensen
                                              -----------------------------
                                              Eric R. Bensen
                                              Vice President
                                              Chief Financial Officer

September 6, 1996                             Randall Smalley
                                              -----------------------------
                                              Randall Smalley
                                              President
                                              Chief Executive Officer