Form 10-Q
period 1996-10-31
CRUISE AMERICA INC
filed 1996-12-06
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Second Quarter Ended October 31, 1996
                           Commission File No. 1-9471

           ___________________________________________________________


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

                          Common Stock, $.01 Par Value
  As of October 31, 1996, 5,753,468 shares of the registrants common stock were outstanding of which 4,278,756 were held by non-affiliates of the registrant.

                                TABLE OF CONTENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

ITEM                                                                                                                   PAGE
---------------------------------------------------------------------------------------------------------------------------


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

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                 (In thousands)

                                                                                  Unaudited
                                                                                -------------------------------------------
                                                                                    10/31/96                     4/30/96
                                                                                -------------------------------------------
Current Assets:

Cash and Cash Equivalents.....................................................        $   3,530                       2,341

Accounts Receivable, Net......................................................            3,989                       4,056

Inventories...................................................................           11,449                      11,752

Prepaid Expenses and Other Current Assets.....................................            1,502                         889
                                                                                ---------------             ---------------
         Total Current Assets.................................................           20,470                      19,038
                                                                                ---------------             ---------------
Rental Vehicles...............................................................          111,317                      79,094

Less Accumulated Depreciation.................................................           21,137                      15,576
                                                                                ---------------             ---------------
         Net Rental Vehicles..................................................           90,180                      63,518
                                                                                ---------------             ---------------
Property and Equipment........................................................           17,673                      17,426

Less Accumulated Depreciation.................................................            7,252                       6,916
                                                                                ---------------             ---------------
         Net Property and Equipment...........................................           10,421                      10,510
                                                                                ---------------             ---------------
Deposits and Other Assets.....................................................            2,771                       2,629
                                                                                ---------------             ---------------
                                                                                       $123,842                      95,695
                                                                                ---------------             ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                                                  Unaudited
                                                                                -------------------------------------------
                                                                                    10/31/96                     4/30/96
                                                                                -------------------------------------------
Current Liabilities:

Floor Plan Contracts..........................................................        $   2,915                       2,245

Current Installments of Rental Vehicle Financing..............................           20,038                      10,723

Current Installments of Long-Term Debt........................................            4,523                       3,023

Accounts Payable and Accrued Expenses.........................................            3,925                       1,980

Customer Deposits.............................................................              779                       4,605
                                                                                ---------------             ---------------
         Total Current Liabilities............................................           32,180                      22,576
                                                                                ---------------             ---------------

Rental Vehicle Financing, Excluding Current Installments......................           35,123                      29,561

Long-Term Debt, Excluding Current Installments................................           17,811                      19,412

Deferred Income Taxes.........................................................            5,152                         684

Stockholders' Equity:

Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................               --                          --

Common Stock $.01 par value, 15,000,000 shares authorized,
5,753,000 and 5,740,000 issued and outstanding at October 31, 1996
and April 30, 1996 respectively...............................................               58                          57

Additional Paid-in Capital....................................................           24,992                      24,953

Retained Earnings (Deficit)...................................................            9,015                        (902)

Translation Adjustment........................................................             (489)                       (646)
                                                                                ---------------             ---------------
         Total Net Stockholders' Equity.......................................           33,576                      23,462

Contingencies.................................................................
                                                                                ---------------             ---------------
                                                                                       $123,842                      95,695
                                                                                ---------------             ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands except per share data)

                                                               Three Months Ended                         Six Months Ended
                                                        ---------------------------------       -----------------------------------
                                                           10/31/96           10/31/95             10/31/96             10/31/95
                                                        ---------------------------------       -----------------------------------
Rental Revenue.........................................       $22,108              18,649               46,271               38,057

Sales..................................................        11,485              15,018               18,318               24,166
                                                        -------------      --------------       --------------      ---------------
         Total Revenue.................................        33,593              33,667               64,589               62,223
                                                        -------------      --------------       --------------      ---------------

Cost of Rentals........................................         9,023               7,661               16,597               13,683

Cost of Sales..........................................        10,978              13,866               16,784               21,595
                                                        -------------      --------------       --------------      ---------------
         Total Costs...................................        20,001              21,527               33,381               35,278
                                                        -------------      --------------       --------------      ---------------

Gross Profit from Operations...........................        13,592              12,140               31,208               26,945

Interest Expense.......................................         2,076               2,009                3,967                3,778

Selling, General and Administrative Expenses...........         6,177               6,050               12,856               12,253
                                                        -------------      --------------       --------------      ---------------
Earnings Before Income Taxes...........................         5,339               4,081               14,385               10,914

Income Tax Expense ....................................         1,658                 952                4,468                2,546
                                                        -------------      --------------       --------------      ---------------

Net Earnings...........................................       $ 3,681               3,129                9,917                8,368
                                                        -------------      --------------       --------------      ---------------

Earnings per Share (Primary and Fully Diluted).........       $   .62                 .55                 1.67                 1.47
                                                        -------------      --------------       --------------      ---------------

Shares Used in Calculation.............................         5,924               5,709                5,924                5,704
                                                        -------------      --------------       --------------      ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                               Six Months Ended
                                                                             ------------------------------------------
                                                                                10/31/96                   10/31/95
                                                                             ------------------------------------------
Cash Flows from Operating Activities:
      Net Earnings.........................................................       $   9,917                       8,368
      Depreciation and Amortization........................................           8,921                       7,947
      Increase in Deferred Income Taxes....................................           4,468                       2,562
      Gain on Sale of Rental Vehicles......................................            (471)                       (737)
      Decrease (Increase) in Accounts Receivable, Net......................              67                        (638)
      Decrease in Inventories..............................................             303                       2,200
      Increase in Accounts Payable and Accrued Expenses....................           1,945                       1,027
      Increase in Floor Plan Contracts.....................................             670                       1,767
      Decrease in Customer Deposits........................................          (3,826)                     (5,759)
      Other, Net...........................................................            (711)                       (896)
                                                                             --------------             ---------------
      Net Cash Provided by Operating Activities............................          21,283                      15,841
                                                                             --------------             ---------------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing...............................          44,990                      41,463
      Repayment of Rental Vehicle Borrowing................................         (30,113)                    (26,515)
      Repayment of Long-Term Borrowing.....................................            (101)                       (116)
      Exercise of Stock Options............................................              40                          66
                                                                             --------------             ---------------
      Net Cash Provided by Financing Activities............................          14,816                      14,898
                                                                             --------------             ---------------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..........................................         (46,596)                    (40,463)
      Proceeds from Rental Vehicle Sales...................................          11,933                      14,114
      Purchase of Property and Equipment...................................            (247)                       (142)
                                                                             --------------             ---------------
      Net Cash Used in Investing Activities................................         (34,910)                    (26,491)
                                                                             --------------             ---------------
Increase in Cash and Cash Equivalents......................................           1,189                       4,248
Cash and Cash Equivalents at April 30......................................           2,341                       3,091
                                                                             --------------             ---------------
Cash and Cash Equivalents at October 31....................................       $   3,530                       7,339
                                                                             --------------             ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SIX MONTHS ENDED OCTOBER 31, 1996


NOTE 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc. and Subsidiaries (the Company) as of October 31, 1996, and the results of operations for the six month periods ended October 31, 1995 and 1996.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):

                                                      Six Months Ended
                                            ------------------------------------
                                               10/31/96              10/31/95
                                            --------------        --------------
Cash paid during the period for:

         Interest on Borrowings                  $   3,690                 3,313
                                            --------------        --------------


NOTE 3.

On May 14, 1987, one of the Company's concession operators commenced a lawsuit entitled Altman's America, et al. v. American Land Cruisers of California, Incorporated, et al. in the Superior Court of the State of California for the County of Los Angeles. The action rose out of a claim for an alleged wrongful termination by the Company of a sublease agreement. This case has been tried twice. The first trial resulted in a judgement in the amount of approximately $3.5 million. That judgement was reversed on appeal and remanded for retrial. The second trial resulted in judgements for the plaintiffs in the amount of $235,000 and a judgement for the Company of $634,000, which equaled a net judgement for the Company of $399,000. On July 18, 1996 the Appellate Court reduced the total amount due to the Company by approximately $400,000 and remanded the case for retrial. The Company intends to pursue all means to defeat the case.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART 1.           FINANCIAL INFORMATION
ITEM 2

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                        Six Months Ended October 31, 1996

This  Quarterly  Report  on  Form  10-Q  contains  forward-looking   statements.
Additional written or oral forward- looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Such statements may include, but not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in the Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 to the Company's July 31, 1996 Quarterly Report on Form 10-Q.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, the Company had current liabilities in excess of current assets in the amount of $11,710,000. The Company's working capital, as presented, includes a significant portion of Rental Vehicle Financing. The Company's working capital does not, however, include any portion of the related assets--Rental Vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company estimates that if these assets were classified as current assets, the Company would not have a working capital deficit.

The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs. At October 31, 1996, the Company believes it is in compliance with all debt covenants associated with its various financing agreements.

SIX MONTHS ENDED OCTOBER 31, 1996 AS COMPARED WITH
SIX MONTHS ENDED OCTOBER 31, 1995

Rental Revenue for the six months ended October 31, 1996 was $46,271,000 compared to $38,057,000 for the six months ended October 31, 1995. This 22% increase was due primarily to a 24% increase in revenue days offset in part by a 2% decline in average revenue per day. The increase in revenue days was due to an 18% increase in average fleet size as well as an increase in utilization to 72% in 1996 from 68% in 1995 due to strong demand.

Sales for the six months ended October 31, 1996, were $18,318,000, compared to $24,166,000, for the same period a year ago. The Company's wholesale sales declined in part due to the Company's conversion to a modular motorhome fleet, which has the effect of extending the service life of the rental vehicle by replacing the chassis. Sales at retail were affected by a continuing industry wide slow down in sales as well as a limited inventory due to the Company's high rental fleet utilization.

Cost of Rentals as a percentage of Rental Revenue was 36% in 1996 and 1995. A slight reduction in rental rates offset economies achieved through higher utilization.

Cost of Sales as a percentage of Sales was 92% for the six months ended October 31, 1996, compared to 89% for the same period a year earlier. A shift in mix was primarily responsible for the increase, as lower margin Rental Vehicle Sales increased to 65% of total sales in 1996 compared to 58% in 1995.

Interest Expense for the six months ended October 31, 1996, was $3,967,000 compared to $3,778,000 in 1995. Higher Rental Vehicle Financing was offset in part by lower average interest rates.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 20% in both 1996 and 1995.

THREE MONTHS ENDED OCTOBER 31, 1996 AS COMPARED WITH
THREE MONTHS ENDED OCTOBER 31, 1995

Rental Revenue for the quarter ended October 31, 1996 was $22,108,000 compared to $18,649,000 for the quarter ended October 31, 1995. This increase was due primarily to a 19% increase in revenue days. Revenue days increased due to a 17% increase in average fleet size as well as a modest increase in utilization.

Sales for the quarter ended October 31, 1996 were $11,485,000 compared to $15,018,000 in 1995. The Company's conversion to a modular motorhome fleet, an industry wide slowdown in retail sales as well as low inventories due to high rental fleet demand all contributed to this decline.

Cost of Rentals as a percentage of Rental Revenue was 41% in both 1996 and 1995. Economies generated by a slight increase in utilization were offset by a slight decline in revenue per day.

Cost of Sales as a percentage of Sales was 96% in 1996 compared to 92% in 1995. An increase in lower margin Rental Vehicle Sales as a percentage of total Sales impacted the Cost of Sales percentage.

Interest Expense for the quarter ended October 31, 1996 was $2,076,000 compared to $2,009,000 in 1995. Lower interest rates were offset by higher Rental Vehicle Financing during the period.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 18% in both 1996 and 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRUISE AMERICA, INC.
December 6, 1996                              Eric R.  Bensen
                                              -------------------------------
                                              Eric R. Bensen
                                              Vice President
                                              Chief Financial Officer

December 6, 1996                              Randall Smalley
                                              -------------------------------
                                              Randall Smalley
                                              President
                                              Chief Executive Officer