Form 10-K405/A
period 1996-04-30
CRUISE AMERICA INC
filed 1997-02-26
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-K / A
                                (Amendment No. 1)

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

                           Commission File No. 1-9471

                              I.R.S. No. 59-1403609

                         State of Incorporation: Florida
                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

COMMON STOCK                                    AMERICAN STOCK EXCHANGE

            Securities registered pursuant to Section(g) of the Act:

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

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended April 30, 1996 by deleting Item 1 (Business) and Item 13 (Certain Relationships and Related Party Transactions) in their entirety and replacing such items with the following:

ITEM 1.           BUSINESS

General

Cruise America, Inc. believes it is the largest company in North America specializing in the rental and sale of Recreational Vehicles (RVs). The Company began sales and rental operations in Miami, Florida in 1972, with an initial strategy to locate rental centers in metropolitan gateway cities which are destinations for large numbers of domestic and international travelers. Since that time, the Company has established 85 additional rental and/or sales locations across the United States and Canada. At April 30, 1996, the Company operated a total of 16 Hub offices, 70 Satellite offices, and a rental fleet of 2,366 recreational vehicles across North America.

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

Competition

The Company believes it is the largest company in North America that specializes in the rental and sale of RVs. The Company competes with other leisure and vacation activities, many of which are more visible and familiar than the Company's product. The Company competes in the rental and sale of RVs with several firms, some of which operate in multiple locations. In addition, there are local competitors that operate in single locations. Significant competitive factors in the RV rental and sales industry include price, service, reliability, quality of product, convenience, the ability to offer one-way rentals and vehicle availability. The Company believes that it is competitive in all of these categories.

Employees

As of April 30, 1996, the Company had 311 full-time employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be excellent.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY
                  TRANSACTIONS

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRUISE AMERICA, INC.


February 21, 1997            By:         Randall Smalley
                                         ---------------------------------------
                             Title:      President