Form 10-Q
period 1997-01-31
CRUISE AMERICA INC
filed 1997-03-11
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Third Quarter Ended January 31, 1997
                           Commission File No. 1-9471


               ---------------------------------------------------

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

                          Common Stock, $.01 Par Value
As of January 31, 1997, 5,753,468 shares of the registrant's common stock were outstanding of which 4,289,556 were held by non-affiliates of the registrant.

                                TABLE OF CONTENTS
                                -----------------

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

ITEM                                                                                                                   PAGE
----------------------------------------------------------------------------------------------------------------------------


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

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                 (In thousands)

                                                                                   Unaudited
                                                                                -----------------------------------------
                                                                                   01/31/97                   4/30/96
                                                                                -----------------------------------------
Current Assets:

Cash and Cash Equivalents.....................................................      $   2,663                   2,341

Accounts Receivable, Net......................................................          2,695                   4,056

Inventories...................................................................         12,219                  11,752

Prepaid Expenses and Other Current Assets.....................................          1,430                     889
                                                                                -------------           -------------
         Total Current Assets.................................................         19,007                  19,038
                                                                                -------------           -------------
Rental Vehicles...............................................................        100,708                  79,094

Less Accumulated Depreciation.................................................         20,332                  15,576
                                                                                -------------           -------------
         Net Rental Vehicles..................................................         80,376                  63,518
                                                                                -------------           -------------
Property and Equipment........................................................         17,745                  17,426

Less Accumulated Depreciation.................................................          7,414                   6,916
                                                                                -------------           -------------
         Net Property and Equipment...........................................         10,331                  10,510
                                                                                -------------           -------------
Deposits and Other Assets.....................................................          2,707                   2,629
                                                                                -------------           -------------
                                                                                     $112,421                  95,695
                                                                                -------------           -------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                                                   Unaudited
                                                                                -------------------------------------
                                                                                   01/31/97                   4/30/96
                                                                                -------------------------------------
Current Liabilities:

Floor Plan Contracts..........................................................      $   3,577                   2,245

Current Installments of Rental Vehicle Financing..............................         14,664                  10,723

Current Installments of Long-Term Debt........................................          4,523                   3,023

Accounts Payable and Accrued Expenses.........................................          2,926                   1,980

Customer Deposits.............................................................            645                   4,605
                                                                                -------------           -------------
         Total Current Liabilities............................................         26,335                  22,576
                                                                                -------------           -------------

Rental Vehicle Financing, Excluding Current Installments......................         35,568                  29,561

Long-Term Debt, Excluding Current Installments................................         17,793                  19,412

Deferred Income Taxes.........................................................          3,316                     684


Stockholders' Equity:

Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................             --                      --

Common Stock $.01 par value, 15,000,000 shares authorized,
5,753,000 and 5,740,000 issued and outstanding at January 31, 1997
and April 30, 1996 respectively...............................................             58                      57

Additional Paid-in Capital....................................................         24,989                  24,953

Retained Earnings (Deficit)...................................................          4,956                    (902)

Translation Adjustment........................................................           (594)                   (646)
                                                                                -------------           -------------
         Total Net Stockholders' Equity.......................................         29,409                  23,462

Contingencies.................................................................
                                                                                -------------           -------------
                                                                                     $112,421                  95,695
                                                                                -------------           -------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands except per share data)

                                                                Three Months Ended                        Nine Months Ended
                                                         --------------------------------       -----------------------------------
                                                            01/31/97           01/31/96             01/31/97            01/31/96
                                                         --------------------------------       -----------------------------------
Rental Revenue..........................................    $    3,606              3,234               49,877              41,291

Sales...................................................        10,392             10,613               28,710              34,779
                                                         -------------     --------------       --------------     ---------------
         Total Revenue..................................        13,998             13,847               78,587              76,070
                                                         -------------     --------------       --------------     ---------------


Cost of Rentals.........................................         3,446              2,885               20,043              16,568

Cost of Sales...........................................         9,898              9,891               26,682              31,486
                                                         -------------     --------------       --------------     ---------------
         Total Costs....................................        13,344             12,776               46,725              48,054
                                                         -------------     --------------       --------------     ---------------


Gross Profit from Operations............................           654              1,071               31,862              28,016

Interest Expense........................................         1,944              1,830                5,911               5,608

Selling, General and Administrative Expenses............         4,605              4,464               17,461              16,717
                                                         -------------     --------------       --------------     ---------------


Earnings (Loss) Before Income Taxes.....................        (5,895)            (5,223)               8,490               5,691

Income Tax Expense (Benefit) ...........................        (1,836)            (1,219)               2,632               1,327
                                                         -------------     --------------       --------------     ---------------


Net Earnings (Loss).....................................    $   (4,059)            (4,004)               5,858               4,364
                                                         -------------     --------------       --------------     ---------------


Earnings (Loss) per Share
(Primary and Fully Diluted).............................    $    (.69)              (.70)                  .99                 .76
                                                         -------------     --------------       --------------     ---------------


Shares Used in Calculation..............................         5,882              5,719                5,889               5,709
                                                         -------------     --------------       --------------     ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                          Nine Months Ended
                                                                             ------------------------------------------
                                                                                01/31/97                   01/31/96
                                                                             ------------------------------------------
Cash Flows from Operating Activities:
      Net Earnings.........................................................       $   5,858                       4,364
      Depreciation and Amortization........................................          11,140                      10,385
      Increase in Deferred Income Taxes....................................           2,632                       1,327
      Gain on Sale of Rental Vehicles......................................            (690)                     (1,014)
      Decrease (Increase) in Accounts Receivable, Net......................           1,361                        (611)
      Decrease (Increase) in Inventories...................................            (467)                      1,539
      Increase in Accounts Payable and Accrued Expenses....................             946                       1,340
      Increase in Floor Plan Contracts.....................................           1,332                       2,827
      Decrease in Customer Deposits........................................          (3,960)                     (5,877)
      Other, Net...........................................................            (732)                       (679)
                                                                             --------------             ---------------
      Net Cash Provided by Operating Activities............................          17,420                      13,601
                                                                             --------------             ---------------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing...............................          53,414                      41,934
      Repayment of Rental Vehicle Borrowing................................         (43,466)                    (36,401)
      Repayment of Long-Term Borrowing.....................................            (119)                       (174)
      Exercise of Stock Options............................................              37                          99
                                                                             --------------             ---------------
      Net Cash Provided by Financing Activities............................           9,866                       5,458
                                                                             --------------             ---------------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..........................................         (48,428)                    (41,275)
      Proceeds from Rental Vehicle Sales...................................          21,783                      22,107
      Purchase of Property and Equipment...................................            (319)                       (552)
                                                                             --------------             ---------------
      Net Cash Used in Investing Activities................................         (26,964)                    (19,720)
                                                                             --------------             ---------------
Increase in Cash and Cash Equivalents......................................             322                        (661)
Cash and Cash Equivalents at April 30......................................           2,341                       3,091
                                                                             --------------             ---------------
Cash and Cash Equivalents at January 31....................................       $   2,663                       2,430
                                                                             --------------             ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       NINE MONTHS ENDED JANUARY 31, 1997


NOTE 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc. and Subsidiaries (the Company) as of January 31, 1997, and the results of operations for the nine month periods ended January 31, 1996 and 1997.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):

                                                       Nine Months Ended
                                              --------------------------------
                                                 01/31/97          01/31/96
                                              --------------    --------------
Cash paid during the period for:

         Interest on Borrowings                 $   5,284            4,755
                                              --------------    --------------


NOTE 3.

On May 14, 1987, a concession operator of American Land Cruisers of California, Incorporated (ALCCAL, a subsidiary of the Company) commenced a lawsuit entitled Altman's America, et al. v. American Land Cruisers of California, Incorporated, et al. in the Superior Court of the State of California for the County of Los Angeles. The action rose out of a claim for an alleged wrongful termination by ALCCAL of a sublease agreement. This case has been tried twice. The first trial resulted in a judgement in the amount of approximately $3.5 million. That judgement was reversed on appeal and remanded for retrial. The second trial resulted in judgements for the plaintiffs in the amount of $235,000 and a judgement for ALCCAL of $634,000, which equaled a net judgement for ALCCAL of $399,000. On July 18, 1996 the Appellate Court reduced the total amount due to ALCCAL by approximately $400,000 and remanded the case for retrial. ALCCAL intends to pursue all means to defeat the case.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART 1.           FINANCIAL INFORMATION
ITEM 2

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 1997

This  Quarterly  Report  on  Form  10-Q  contains  forward-looking   statements.
Additional written or oral forward- looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company had current liabilities in excess of current assets in the amount of $7,328,000. The Company's working capital, as presented, includes a significant portion of Rental Vehicle Financing. The Company's working capital does not, however, include any portion of the related assets--Rental Vehicles, even though a significant portion of these vehicles are expected to be sold during the next 12 months through the Company's normal fleet rotation. If these assets were classified as current assets, the Company would not have a working capital deficit.

The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs. At January 31, 1997, the Company believes it is in compliance with all debt covenants associated with its various financing agreements.

NINE MONTHS ENDED JANUARY 31, 1997 AS COMPARED WITH
NINE MONTHS ENDED JANUARY 31, 1996

Rental Revenue for the nine months ended January 31, 1997 was $49,877,000 compared to $41,291,000 for the nine months ended January 31, 1996. This 21% increase was due primarily to a 24% increase in revenue days offset in part by a 3% decline in average revenue per day. The increase in revenue days was due to a 20% increase in average fleet size as well as an increase in utilization to 55% in 1997 from 53% in 1996 due to strong summer demand.

Sales for the nine months ended January 31, 1997, were $28,710,000, compared to $34,779,000 for the same period a year ago. Wholesale sales declined in part due to the Company's conversion to a modular motorhome fleet, which has the effect of extending the service life of the rental vehicle by replacing the chassis. Sales at retail were affected by a continuing industry-wide slow down in sales as well as inventory constraints due to the Company's high peak season rental fleet utilization.

Cost of Rentals as a percentage of Rental Revenue was 40% in 1997 and 1996. A slight reduction in rental rates offset economies achieved through higher utilization.

Cost of Sales as a percentage of Sales was 93% for the nine months ended January 31, 1997, compared to 91% for the same period a year earlier. A shift in mix was primarily responsible for the increase, as lower margin Rental Vehicle Sales increased to 72% of total sales in 1997 compared to 64% in 1996.

Interest Expense for the nine months ended January 31, 1997, was $5,911,000 compared to $5,608,000 in 1996. Higher Rental Vehicle Financing was offset in part by lower average interest rates.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 22% in both 1997 and 1996.

THREE MONTHS ENDED JANUARY 31, 1997 AS COMPARED WITH
THREE MONTHS ENDED JANUARY 31, 1996

Rental Revenue for the quarter ended January 31, 1997 was $3,606,000 compared to $3,234,000 for the quarter ended January 31, 1996. This increase was due primarily to a 19% increase in revenue days offset in part by a 6% decline in revenue per day. Revenue days increased due to an increase in average fleet size offset in part by a slight decrease in utilization.

Sales for the quarter ended January 31, 1997 were $10,392,000 compared to $10,613,000 in 1996. An increase in Rental Vehicle Sales in the quarter was offset by a decline in sales of new vehicles.

Cost of Rentals as a percentage of Rental Revenue was 96% in 1997 compared to 89% in 1996. Although Rental Revenue increased compared to the prior year, holding costs also increased as a result of a larger fleet being carried over from the summer peak.

Cost of Sales as a percentage of Sales was 95% in 1997 compared to 93% in 1996. An increase in lower margin Rental Vehicle Sales as a percentage of total Sales impacted the Cost of Sales percentage.

Interest Expense for the quarter ended January 31, 1997 was $1,944,000 compared to $1,830,000 in 1996. Lower interest rates were offset by higher Rental Vehicle Financing during the period.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 33% in 1997 compared to 32% in 1996. A slight increase in Rental Revenue as a percentage of Total Revenue from 23% in 1996 to 26% in 1997 was the primary cause of this increase. Rentals are more overhead intensive than sales.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRUISE AMERICA, INC.
March 3, 1997                                 Eric R.  Bensen
                                              -----------------------------
                                              Eric R. Bensen
                                              Vice President
                                              Chief Financial Officer

March 3, 1997                                 Randall Smalley
                                              -----------------------------
                                              Randall Smalley
                                              President
                                              Chief Executive Officer
                                        8