Form 10-K405
period 1997-04-30
CRUISE AMERICA INC
filed 1997-07-22
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                    For the fiscal year ended April 30, 1997

                    SUBMITTED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------

                              Cruise America, Inc.
                             11 West Hampton Avenue
                            Mesa, Arizona 85210-5258
                            Telephone: (602) 464-7300

                           Commission File No. 1-9471

                              I.R.S. No. 59-1403609

                         State of Incorporation: Florida

                          ----------------------------

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

The aggregate market value of voting stock held by non-affiliates as of June 23, 1997, was approximately $22,563,000. As of June 23, 1997, 5,753,200 shares of the registrant's Common Stock were outstanding of which 4,297,798 were held by non-affiliates of the registrant.

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

                                TABLE OF CONTENTS
                                -----------------
ITEM                                                                                                                   PAGE
---------------------------------------------------------------------------------------------------------------------------


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

5.       Market for Registrant's Common Stock and Related Stockholder Matters.............................................5

6.       Selected Financial and Operating Data............................................................................6

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............................7

8.       Financial Statements and Supplementary Data.....................................................................11

9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............................27


                                                          PART III

10.      Directors and Executive Officers of the Registrant..............................................................27

11.      Management Remuneration.........................................................................................27

12.      Security Ownership of Certain Beneficial Owners and Management..................................................27

13.      Certain Relationships and Related Party Transactions............................................................27


                                                           PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................28

                                     PART I

ITEM 1.           BUSINESS

This Annual Report on Form 10-K contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth in Exhibit 99 of this Annual Report on Form 10-K.

General

Cruise America, Inc. believes it is one of the largest companies in North America specializing in the rental and sale of Recreational Vehicles (RVs). The Company began sales and rental operations in Miami, Florida in 1972, with an initial strategy to locate rental centers in metropolitan gateway cities which are destinations for large numbers of domestic and international travelers. Since that time, the Company has established 91 additional rental and/or sales locations across the United States and Canada. At April 30, 1997, the Company operated a total of 16 Hub offices, 76 Satellite offices, and a rental fleet of 2,810 recreational vehicles across North America.

RV rentals provide the consumer with the benefits of use without the burdens of ownership, and make Recreational Vehicle vacations available to a broad range of consumers. RVs combine transportation, lodging, and cooking facilities at a cost which the Company believes provides an economical alternative to automobile travel and related hotel and restaurant expenses. Additionally, technological advances, including more aerodynamic design, lighter weight construction and fuel-efficient engines, have substantially increased the fuel-efficiency of RVs. The Company also rents and sells motorcycles from selected locations.

Besides rentals, the Company sells new and used RVs (including vehicles retired from the rental fleet) from its Hub offices. The sales effort is marketed under the name RV DEPOT and for the year ended April 30, 1997 represents approximately 44% of total revenue.

The amounts of revenues, income and identifiable assets attributable to the Company's foreign operations is set forth in Note 10 to Consolidated Financial Statements included elsewhere in this Form 10-K.

Cruise America Rental System

Cruise America rents a wide variety of RVs at each of its 16 Hub and 76 Satellite offices across North America. The Company's peak rental fleet in the year ended April 30, 1997 consisted of 3,773 RVs, of which 2,631 were motorhomes, 861 were truck campers, 158 were motorcycles and 123 were sport utility vehicles, vans and buses. The majority of vehicles available for rent were current model, one or two year old vehicles.

Cruise America's RVs include a wide range of sizes up to 31 feet. Cruise America motorhomes and truck campers are fully self contained with kitchen and bath facilities, heat and air conditioning as well as comfortable sleeping arrangements. Most motorhomes have electric generators and microwave ovens. Cruise America motorhomes and truck campers are as easy to drive as a car with no special license requirements. All motorhomes and truck campers are equipped with automatic transmission, power steering and power brakes. Most also have cruise control.

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

The Company purchases its rental fleet from several manufacturers, including Chevrolet, Ford, Fleetwood, Damon, Four Winds, Winnebago, Honda, Triumph and individual Harley-Davidson dealers. The Company believes it enjoys excellent relationships with its suppliers, most of which have been suppliers to the Company for many years.

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

Hub Offices

At April 30, 1997, the Company operated Hub offices from 16 locations in the United States and Canada. Each office consists of full service rental operations, new, used and fleet RV sales, fleet maintenance, and vehicle storage. In addition, each Hub office provides management and marketing support and other services to the Satellite offices within its respective service area.

Among the factors which the Company considers significant in the selection of locations for Hub offices are population, demographics, proximity to major airports, vacation destinations and favorable economic conditions within the potential service area for the rental and sale of RVs.

Satellite Offices

At April 30, 1997, the Company operated 76 Satellite rental centers, called Dealers. Dealers are independently owned and operated businesses that contract to rent the Company's RVs. Typically, the Dealer also is engaged in a complementary business such as car, truck or equipment rentals, or RV sales. The Satellite office operator provides the facilities and all personnel for the rental operation and is paid a commission on the rental revenue generated. The Company provides each Dealer with vehicles, maintenance, service, forms, supplies, advertising and management support.

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

Customer Service

The Company believes strongly in familiarizing the customer in all aspects of RV usage. Each customer is given a full demonstration prior to rental as well as extensive written instructions. Multilingual personnel are retained at major gateway markets to assist foreign language speaking customers. On the road, customers have access to 24-hour toll-free lines for assistance.

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

Competition

The Company believes it is one of the largest companies in North America that specializes in the rental and sale of RVs. The Company competes with other leisure and vacation activities, many of which are more visible and familiar than the Company's product. The Company competes in the rental and sale of RVs with several firms, some of which operate in multiple locations. In addition, there are local competitors that operate in single locations. Significant competitive factors in the RV rental and sales industry include price, service, reliability, quality of product, convenience, the ability to offer one-way rentals and vehicle availability. The Company believes that it is competitive in all of these categories.

Employees

As of April 30, 1997, the Company had 363 full-time employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company's management considers its relations with employees to be excellent.


ITEM 2.           PROPERTIES

The Company's  principal  executive  offices are located in Mesa,  Arizona.  The
Company owns facilities in Mesa, Miami, Denver, and Oakland, subject to mortgages of $2,228,000.

The Company leases its facilities at each of its other Hub rental centers pursuant to operating leases expiring at various times through the year 2004.


ITEM 3.           LEGAL PROCEEDINGS

On May 14, 1987, one of the Company's concession operators commenced a lawsuit entitled Altman's America, et. al. v. American Land Cruisers of California, Incorporated, et. al. in the Superior Court of the State of California for the County of Los Angeles. The action arose out of a claim for an alleged wrongful termination by the Company of a sublease agreement. This case has been tried twice. The first trial resulted in a judgement in the amount of approximately
3.5 million. That judgement was reversed on appeal and remanded for retrial. The second trial resulted in judgements for the plaintiffs in the amount of $235,000 and a judgement for the Company of $634,000, which equaled a net judgement for the Company of $399,000. On July 18, 1996 the Appellate Court reduced the total amount due to the Company by approximately $400,000 and remanded the case for retrial. The Company intends to pursue all means to defeat the case.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

There were no matters which were brought to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol RVR. The following table sets forth, for the periods indicated, the high and low sales prices as reported by the American Stock Exchange.


                                      1997                       1996
                              ----------------------     ----------------------
Quarter Ended                    High        Low            High        Low
-------------------------------------------------------------------------------
July 31, 1996 and 1995        8          6 1/8           5 3/8      4 3/8
October 31, 1996 and 1995     6 11/16    5 7/16          5 5/8      4 5/8
January 31, 1997 and 1996     5 5/8      4 7/8           5 15/16    4 15/16
April 30, 1997 and 1996       5 3/16     4 1/2           7 1/8      5 1/8

As of April 30, 1997, there were 216 holders of record, not including security position listings.

The Company has not paid cash dividends since 1982. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on its Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time on the basis of the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors. The Company currently is restricted from paying cash dividends under the terms of some of its financing agreements. See Note 7 to the Consolidated Financial Statements.

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


                                                              Year Ended April 30,
                                             -----------------------------------------------------

                                               1997        1996       1995      1994        1993
                                             -----------------------------------------------------
Selected Statement of Operations
Data:

Rental Revenue                               $ 53,764     44,319     36,842     40,537      45,686
Sales                                          41,856     43,569     48,476     55,540      61,077
                                             --------    --------   -------    -------     -------
Total Revenue                                  95,620     87,888     85,318     96,077     106,763
Gross Profit from Operations                   33,968     29,535     27,037     21,108      26,273
Net Earnings (Loss)                          $  2,713      1,006        185     (3,101)       (800)
Earnings (Loss) Per Share                    $    .46        .17        .03       (.55)       (.14)
Shares Used in Calculation                      5,869      5,859      5,694      5,630       5,543

Selected Balance Sheet Data
(end of period):

Rental Vehicles, Net                         $ 73,965     63,518     51,315     46,474      70,755
Total Assets                                  107,224     95,695     89,378     89,762     105,372
Total Rental Vehicle Financing                 49,480     40,284     30,622     25,356      50,950
Long-Term Debt, excluding current
         installments                          13,771     19,412     23,892     28,432       8,937
Stockholders' Equity                         $ 26,064     23,462     22,329     22,064      24,761

Selected Operating Data:

Rental Fleet - Peak                             3,773      3,099      2,710      4,015       4,019
Rental Fleet - End of Period                    2,810      2,366      1,884      1,790       3,158
Total Rental Centers                               92         86         84         95          86
Rental Vehicles Sold                            1,538      1,692      1,494      1,807       2,111
Revenue Days1                                 571,903    462,783    370,144    456,256     477,745

1 Revenue days is calculated as the total number of days that all fleet vehicles were rented during the period.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  CONSOLIDATED FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth in Exhibit 99 of this Annual Report on Form 10-K. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

The Company's profits are derived principally from its rental business. For the years ended April 30, 1997 and 1996, 90% and 85%, respectively, of the Company's gross profit from operations was from rentals. The Company's sales business also contributes to its profits, but the gross margins in the sales business are substantially less than in the rental business. The Company augments its rental vehicle sales at retail with wholesale sales and has developed fleet repurchase arrangements with fleet manufacturers. The Company has also developed the ability to replace the chassis portion of the motorhome fleet which extends the vehicle's life and reduces the Company's reliance on sales to achieve fleet turnover. The rental business is seasonal, with recreational travel and tourism being highest in the summer months. Rental revenue in the summer months (May through October) represents the majority of rental revenue for the 12 month operating cycle. Certain rental costs are variable such as depreciation, but many rental costs are fixed such as interest, licenses and insurance. Because of these seasonal characteristics the Company historically reports net losses in the months from November through April and reports net earnings during the period from May through October. Owing to the seasonality of its rental business, the results of any interim period are not necessarily indicative of the results which might be expected for a full year.

Results of Operations

For the year ended April 30, 1997 compared to the year ended April 30, 1996. Rental Revenue increased 21% to $53,764,000 in 1997 from $44,319,000 in 1996. A revenue day increase of 24% was offset slightly by a 2% decline in revenue per day. A larger fleet along with an increase in vehicle utilization produced the increase in revenue days.

Sales decreased 4% to $41,856,000 in 1997 from $43,569,000 in 1996. Increased rental vehicle sales were offset by declines in new and used vehicle sales, especially in the California market, due to a continuing industry-wide slowdown in demand.

Cost of Rentals as a percentage of Rental Revenue was 43% in 1997 compared to 44% in 1996. This improvement was due to an increase in utilization, offset in part by a slight decline in rental rates.

Cost of Sales as a percentage of Sales was 92% in 1997 compared to 90% in 1996. The primary cause of this increase was an increase in the percentage of lower margin rental vehicle sales as a percentage of Total Sales.

Gross Profit from Operations as a percentage of Total Revenue was 36% in 1997 compared to 34% in 1996. This resulted from higher margin rental revenue increasing as a percentage of Total Revenue.

Interest Expense was $7,430,000 in 1997 compared to $7,279,000 in 1996, a 2% increase. This was due to higher average debt levels partially offset by lower average interest rates.

Selling, General and Administrative Expenses as a percentage of total revenues was 24% in both 1997 and 1996.

Income Tax Expense in 1997 represented a 29% effective tax rate compared to 26% in 1996. See note 6 to the Consolidated Financial Statements.

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

Income tax expense in 1996 represented a 26% effective tax rate compared to 17% in 1995. See note 6 to the consolidated financial statements.

Liquidity and Capital Resources

As of April 30, 1997, the Company had a working capital deficit in the amount of $6,257,000. The Company's working capital, as presented, includes a significant amount of Rental Vehicle Financing. The Company's working capital does not, however, include any of the related assets; Rental Vehicles, even though the Company historically sells a significant number of Rental Vehicles each year. If the related assets were included in the presentation, the Company would not have a working capital deficit. The Company believes that, during fiscal 1998, cash generated from operations and financing available from banks and vehicle manufacturers will be sufficient for its capital and operating needs. The Company currently has lines of credit totaling $120,000,000 to finance rental vehicle purchases, of which approximately $71,000,000 is unused. Interest rates on these lines range from U.S. prime to U.S. prime plus 2% for U.S. based vehicles and Canadian prime plus 1% for Canadian based vehicles. The Company is required to make monthly principal curtailments of 1.5% of the outstanding balances of its lines of credit. It is anticipated that borrowings under current financing arrangements will increase to finance the purchase of additional rental vehicles during the first quarter of fiscal year ended April 30, 1998 as the Company prepares for the peak summer rental season. The Company presently anticipates that future purchases of new rental vehicles will be financed primarily with funds available under lines of credit from financial institutions and manufacturers, but the Company may seek additional debt or equity financing in the future.

Recent Accounting Pronouncement

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 established standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption all prior period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been $.47 and $.46 for the fiscal year ended April 30, 1997.

Other Matters

The Company believes that its business has not been significantly affected by inflation. The Company believes that increases in the cost of new rental vehicles resulting from inflation will be offset by higher resale values for used rental vehicles. Historically, increases in operating costs have been passed on to the consumer. Higher interest rates and construction costs would increase the cost of acquiring and opening new locations.

The Company's wholly owned subsidiary, Cruise Canada, Inc. was incorporated in October 1987 and began operations in 1988. Cruise Canada, Inc. operated a peak fleet of approximately 1,038 vehicles for the year ended April 30, 1997 from four hub locations and one satellite location in Canada. Financial information regarding Canadian operations is included in Note 10 to the Consolidated Financial Statements.

                          Independent Auditors' Report

The Board of Directors
Cruise America, Inc.:

We have audited the accompanying consolidated balance sheets of Cruise America, Inc., and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cruise America, Inc., and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles.



                                                      KPMG Peat Marwick LLP

Phoenix, Arizona
June 26, 1997

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                   A S S E T S

                                                                                                   April 30,
                                                                                ------------------------------------------------
Current Assets:                                                                      1997                             1996
                                                                                ------------------------------------------------
Cash and Cash Equivalents.....................................................  $         4,029                            2,341
Accounts Receivable, Net......................................................            5,897                            4,056
Inventories...................................................................           11,909                           11,752
Prepaid Expenses and Other Current Assets.....................................            1,067                              889
                                                                                ---------------                  ---------------
         Total Current Assets.................................................           22,902                           19,038
                                                                                ---------------                  ---------------

Rental Vehicles...............................................................           92,463                           79,094
Less Accumulated Depreciation.................................................           18,498                           15,576
                                                                                ---------------                  ---------------
         Net Rental Vehicles..................................................           73,965                           63,518
                                                                                ---------------                  ---------------

Property and Equipment........................................................           14,408                           17,426
Less Accumulated Depreciation.................................................            6,467                            6,916
                                                                                ---------------                  ---------------
         Net Property and Equipment...........................................            7,941                           10,510
                                                                                ---------------                  ---------------

Deposits and Other Assets.....................................................            2,416                            2,629
                                                                                ---------------                  ---------------
                                                                                $       107,224                           95,695
                                                                                ---------------                  ---------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                   April 30,
                                                                                ------------------------------------------------
Current Liabilities:                                                                 1997                             1996
                                                                                ------------------------------------------------
Floor Plan Contracts..........................................................  $         3,665                            2,245
Current Installments of Rental Vehicle Financing..............................           13,014                           10,723
Current Installments of Long-Term Debt........................................            4,128                            3,023
Accounts Payable and Accrued Expenses.........................................            2,704                            1,980
Customer Deposits.............................................................            5,648                            4,605
                                                                                ---------------                  ---------------
         Total Current Liabilities............................................           29,159                           22,576
                                                                                ---------------                  ---------------

Rental Vehicle Financing, Excluding Current Installments......................           36,466                           29,561
Long-Term Debt, Excluding Current Installments................................           13,771                           19,412
Deferred Income Taxes.........................................................            1,764                              684

Stockholders' Equity:
Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................               --                               --
Common Stock $.01 par value, 15,000,000 shares authorized,
5,753,000 and 5,740,000 issued and outstanding at April 30, 1997
and 1996, respectively........................................................               58                               57
Additional Paid-in Capital....................................................           24,993                           24,953
Retained Earnings (Deficit)...................................................            1,811                             (902)
Translation Adjustment........................................................             (798)                            (646)
                                                                                ---------------                  ---------------
         Total Stockholders' Equity...........................................           26,064                           23,462
Contingencies.................................................................
                                                                                ---------------                  ---------------
                                                                                $       107,224                           95,695
                                                                                ---------------                  ---------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands except per share data)

                                                                                            Year Ended April 30,
                                                                          ---------------------------------------------------------
                                                                                1997                 1996                1995
                                                                          ---------------------------------------------------------
Rental Revenue........................................................... $         53,764              44,319               36,842
Sales....................................................................           41,856              43,569               48,476
                                                                          ----------------      --------------      ---------------
         Total Revenue...................................................           95,620              87,888               85,318
                                                                          ----------------      --------------      ---------------

Cost of Rentals..........................................................           23,168              19,279               15,623
Cost of Sales............................................................           38,484              39,074               42,658
                                                                          ----------------      --------------      ---------------
         Total Costs.....................................................           61,652              58,353               58,281
                                                                          ----------------      --------------      ---------------

Gross Profit from Operations.............................................           33,968              29,535               27,037

Interest Expense.........................................................            7,430               7,279                6,035
Selling, General and Administrative Expenses.............................           22,741              20,897               20,779
                                                                          ----------------      --------------      ---------------

Earnings Before Income Taxes.............................................            3,797               1,359                  223
Income Tax Expense ......................................................            1,084                 353                   38
                                                                          ----------------      --------------      ---------------
Net Earnings ............................................................            2,713               1,006                  185
                                                                          ----------------      --------------      ---------------
Net Earnings per Share (Primary and Fully Diluted).......................              .46                 .17                  .03
                                                                          ----------------      --------------      ---------------
Shares Used in Calculation...............................................            5,869               5,859                5,694
                                                                          ----------------      --------------      ---------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                    YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                      Common Stock
                              --------------------------       Additional      Retained
                                Number                          Paid-in        Earnings            Translation
                               of Shares       Amount           Capital       (Deficit)             Adjustment          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1994.......       5,694             57             24,815             (2,093)              (715)          22,064
                              -----------    -----------     --------------     --------------    ---------------    -------------
Translation Adjustment
for Foreign Operations.......          --             --                 --                 --                 80               80
Net Earnings.................          --             --                 --                185                 --              185
                              -----------    -----------     --------------     --------------    ---------------    -------------
Balance April 30, 1995.......       5,694             57             24,815             (1,908)              (635)          22,329
                              -----------    -----------     --------------     --------------    ---------------    -------------
Exercise of Stock Options....          46             --                138                 --                 --              138
Translation Adjustment
for Foreign Operations.......          --             --                 --                 --                (11)             (11)
Net Earnings.................          --             --                 --              1,006                 --            1,006
                              -----------    -----------     --------------     --------------    ---------------    -------------
Balance April 30, 1996.......       5,740             57             24,953               (902)              (646)          23,462
                              -----------    -----------     --------------     --------------    ---------------    -------------
Exercise of Stock Options....          13              1                 40                 --                 --               41
Translation Adjustment
for Foreign Operations.......          --             --                 --                 --               (152)            (152)
Net Earnings.................          --             --                 --              2,713                 --            2,713
                              -----------    -----------     --------------     --------------    ---------------    -------------
Balance April 30, 1997.......       5,753             58             24,993              1,811               (798)          26,064
                              -----------    -----------     --------------     --------------    ---------------    -------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended April 30,
                                                                             ------------------------------------------------------
                                                                                 1997                1996                 1995
                                                                             --------------      -------------        -------------
Cash Flows from Operating Activities:
      Net Earnings.........................................................  $       2,713               1,006                  185
      Depreciation and Amortization........................................         13,474              11,675                9,453
      Deferred Income Taxes................................................          1,084                 372                   44
      Gain on Sale of Rental Vehicles......................................         (1,286)             (1,448)              (1,122)
      Gain on Sale of Property and Equipment...............................           (479)                 --                 (108)
      Increase in Net Accounts Receivable..................................         (1,841)               (495)                (697)
      Decrease (Increase) in Inventories...................................           (157)              5,483                4,365
      (Decrease) Increase in Floor Plan Contract...........................          1,420               1,536               (4,622)
      Increase (Decrease) in Accounts Payable and Accrued Expenses.........            724                 (62)                (149)
      Decrease in Income Taxes Payable.....................................             --                 (20)                  (5)
      Increase (Decrease) in Customer Deposits.............................          1,043              (1,775)               2,012
      Other, Net...........................................................           (551)               (336)                  51
                                                                             -------------       -------------        -------------
      Net Cash Provided by Operating Activities............................         16,144              15,936                9,407
                                                                             -------------       -------------        -------------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing...............................         57,924              46,651               41,628
      Repayment of Rental Vehicle Borrowing................................        (48,728)            (36,989)             (36,362)
      Repayment of Long-Term Borrowing.....................................         (4,536)             (4,529)              (3,195)
      Exercise of Stock Options............................................             41                 138                   --
                                                                             -------------       -------------        -------------
      Net Cash Provided by Financing Activities............................          4,701               5,271                2,071
                                                                             -------------       -------------        -------------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..........................................        (52,033)            (46,986)             (34,058)
      Proceeds from Rental Vehicle Sales...................................         30,280              25,471               21,797
      Purchase of Property and Equipment...................................           (598)               (632)                (195)
      Proceeds from Sale of Property and Equipment.........................          2,981                   1                  245
      (Increase) Decrease in Deposits and Other Assets.....................            213                 189                 (437)
                                                                             -------------       -------------        -------------
      Net Cash Used in Investing Activities................................        (19,157)            (21,957)             (12,648)
                                                                             -------------       -------------        -------------
Increase (Decrease) in Cash and Cash Equivalents...........................          1,688                (750)              (1,170)
Cash and Cash Equivalents Beginning of Year................................          2,341               3,091                4,261
                                                                             -------------       -------------        -------------
Cash and Cash Equivalents End of Year......................................  $       4,029               2,341                3,091
                                                                             -------------       -------------        -------------

          See accompanying notes to consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED APRIL 30, 1995, 1996 AND 1997

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

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)   Reclassifications

For comparative purposes, certain amounts have been reclassified to conform with April 30, 1997 financial statement presentation.

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

(m)   Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the impact on the Company's net earnings would not have been material.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, on May 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(o)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(p)   Earnings Per Share

Earnings per share computations are based upon the earnings applicable to common shares and the average number of shares of common stock outstanding and dilutive common stock equivalents (stock options) outstanding.

(q)   Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial statements.

      Cash  and  Cash  Equivalents,  Receivables,  Accounts   Payable,   Accrued
      Liabilities and Customer Deposits
      The carrying amount approximates fair value because of the short-term maturity of these instruments.

      Floor Plan Contracts, Rental Vehicle Financing and Long-Term Debt
      The carrying value of the Company's debt approximates fair value as the present value of future cash flows of each instrument approximate rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Inventories and Floor Plan Contracts

Inventories consist of the following (in thousands):

                                                                                  April 30,
                                                                  -----------------------------------------
                                                                        1997                    1996
                                                                  -----------------------------------------
New Vehicles....................................................  $          5,289                    4,676
Used Vehicles...................................................             3,222                    4,304
Parts, Accessories, Kits and Other..............................             3,398                    2,772
                                                                  ----------------        -----------------
                                                                           $11,909                   11,752
                                                                  ----------------        -----------------

All new vehicles that are financed, are pledged as security under floor plan contracts with banks and other financial institutions. Floor plan contracts are due upon the sale of the related vehicle or one year. Interest rates on floor plan contracts are at U.S. prime (8.5% at April 30, 1997) plus .25% at April 30, 1997 and 1996. Interest expense on floor plan contracts amounted to $265,000, $257,000 and $483,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

Unused floor plan contracts as of April 30, 1997 were approximately $2,000,000.

3.    Rental Vehicle Financing

Most rental vehicles are pledged as security under financing agreements with banks and other financial institutions. The following is a summary of rental vehicle financing (in thousands):

                                                                                                        April 30,
                                                                                          -------------------------------------
                                                                                               1997                   1996
                                                                                          -------------------------------------
Various Notes under rental vehicle lines of credit; interest rates ranging from
      U.S. prime (8.5% at April 30, 1997) to U.S. prime plus 2%, to Canadian prime plus 1%; due in monthly installments, expiring at various times
      through April 2001 or at the time of sale of the related vehicle..................  $       49,480                 40,284
Less Current Installments...............................................................          13,014                 10,723
                                                                                          --------------          -------------
Rental Vehicle Financing, Excluding Current Installments................................  $       36,466                 29,561
                                                                                          --------------          -------------

Interest expense on rental vehicle financing was $5,144,000, $4,546,000 and $2,807,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

The Company's rental vehicle lines of credit are renewed annually. Unused rental vehicle lines of credit as of April 30, 1997 were approximately $71,000,000.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Property and Equipment

A summary of property and equipment, at cost, less accumulated depreciation and amortization, follows (in thousands):

                                                                   April 30,
                                                       ---------------------------------       ------------------------------------
                                                           1997                1996                   Estimated Useful Lives
                                                       ----------------------------------      ------------------------------------
Land.................................................  $       4,520               5,952
Buildings and Improvements...........................          4,107               5,822                  15 - 20 years
Service Vehicles.....................................            110                 117                   3 - 5 years
Shop Equipment.......................................            835                 864                     5 years
Office Furniture and Equipment.......................          4,198               4,074                   5 - 10 years
Leasehold Improvements...............................            638                 597           Amortized over life of lease
                                                       -------------       -------------
                                                       $      14,408              17,426
Less Accumulated Depreciation and Amortization.......          6,467               6,916
                                                       -------------       -------------
Net Property and Equipment...........................  $       7,941              10,510
                                                       -------------       -------------

Depreciation and amortization expense on property and equipment is charged to selling, general and administrative expenses and amounted to $665,000, $643,000 and $668,000 for the years ended April 30, 1997, 1996 and 1995, respectively. Gain on sale of property and equipment was $479,000 and $108,000 for the years ended April 30, 1997 and 1995, respectively, and is included as a reduction of selling, general and administrative expenses.

5.    Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                                           April 30,
                                                                           -----------------------------------------
                                                                                 1997                    1996
                                                                           -----------------------------------------
9.9% Unsecured Senior Notes due in annual installments of
      $1,500,000 through May 15, 1998, plus interest, payable
      semi-annually......................................................  $          1,500                    3,000

9.0% Senior Notes due in annual installments of $2,857,143
      beginning March 15, 1996 through March 15, 2002, plus
      interest,   payable  semi-annually (effective interest rate
      9.375% net of discount)............................................            14,286                   17,143

Various notes ranging from 9% to 10.94% due in monthly
      installments expiring at various times through February
      2004 (a)...........................................................             2,228                    2,458
                                                                           ----------------        -----------------
Total Long-Term Debt.....................................................  $         18,014                   22,601
Less unamortized discount on 9.0% Senior Notes...........................               115                      166
Less current installments................................................             4,128                    3,023
                                                                           ----------------        -----------------
Long-Term Debt, excluding current installments...........................  $         13,771                   19,412
                                                                           ----------------        -----------------

(a) Secured by property having a net book value of approximately $2,914,000 and $5,356,000 at April 30, 1997 and 1996, respectively.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Aggregate maturities on long-term debt are as follows (in thousands):

          1998.............................          $ 4,128
          1999.............................            5,210
          2000.............................            2,874
          2001.............................            2,876
          2002.............................            2,878
          Thereafter.......................               48
                                             ---------------
                                      Total          $18,014
                                             ---------------

Interest expense on long-term debt amounted to $2,021,000, $2,476,000 and $2,745,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

At April 30, 1997, the Company is in compliance with all debt covenants associated with the various financing agreements outstanding.

6.    Income Taxes

Income tax expense is composed of the following (in thousands):

                                                                                 Year Ended April 30,
                                                           ----------------------------------------------------------------
                                                                1997                    1996                     1995
                                                           ----------------------------------------------------------------
Current Tax Expense:
      Federal.............................................       --                      --                       20
      State and Foreign...................................       --                      --                       --
                                                           ---------------         ---------------          ---------------
                                                                 --                      --                       20
                                                           ---------------         ---------------          ---------------
Deferred Tax Expense (Benefit):
      Federal.............................................  $  (200)                    126                      228
      State and Foreign...................................    1,284                     227                     (210)
                                                           ---------------         ---------------          ---------------
                                                              1,084                     353                       18
                                                           ---------------         ---------------          ---------------
Total Income Tax Expense..................................  $ 1,084                     353                       38
                                                           ---------------         ---------------          ---------------

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income tax expense attributable to earnings before income taxes for the years ended April 30, 1997, 1996 and 1995, differed from the amounts computed by applying the U.S. Federal Income Tax rate of 34 percent as a result of the following:

                                                                                 Year Ended April 30,
                                                           ----------------------------------------------------------------
                                                                1997                    1996                     1995
                                                           ----------------------------------------------------------------
Computed "expected" tax expense........................... $         1,275                     462                       76
State taxes, net of Federal benefit.......................             175                      63                       10
Foreign taxes in excess of expected tax rate..............             121                      20                      (21)
Change in valuation allowance.............................            (487)                   (170)                     (24)
Amortization of goodwill and life insurance...............              --                       1                      (11)
Other, net................................................              --                     (23)                       8
                                                           ---------------         ---------------          ---------------
                                                           $         1,084                     353                       38
                                                           ---------------         ---------------          ---------------

At April 30, 1997, 1996 and 1995, the deferred income tax liability reflects the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The most significant type of temporary difference that gives rise to a deferred tax liability is tax over book depreciation, offset partially by tax over book gains on the sale of assets.

The tax effects of temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                                                              April 30,
                                                                   ----------------------------------------------------------------
                                                                        1997                    1996                    1995
                                                                   ----------------------------------------------------------------
Deferred Tax Assets:
      Net Operating Loss Carryforwards...........................  $         6,834                   8,544                    7,990
      Investment Tax Credit Carryforwards........................              540                     540                      540
      Alternative Minimum Tax Credit Carryforwards...............              106                     106                      106
                                                                   ---------------        ----------------        -----------------
      Total Gross Deferred Tax Assets............................            7,480                   9,190                    8,636
      Less Valuation Allowance...................................             (441)                   (928)                  (1,098)
                                                                   ---------------        ----------------        -----------------
      Net Deferred Tax Assets....................................            7,039                   8,262                    7,538
                                                                   ---------------        ----------------        -----------------
Deferred Tax Liability - Depreciation............................            8,803                   8,946                    7,850
                                                                   ---------------        ----------------        -----------------
      Net Deferred Tax Liability.................................  $         1,764                     684                      312
                                                                   ---------------        ----------------        -----------------

Included in deferred income taxes for fiscal 1997 and 1996 are reductions in the deferred tax asset valuation allowance of $487,000 and $170,000, respectively. The reductions resulted from three successive years of operating earnings generated by the Company,

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


which increased the portion of the gross deferred tax asset that the Company believes would more likely than not be realized.

At April 30, 1997, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $17,492,000 which are available to offset future U.S. Federal taxable income, if any, through 2010. Cruise Canada has net operating loss carryforwards for Canadian Federal income tax purposes of $164,000 which are available to offset taxable income in Canada, if any, through 2003.

The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $540,000 which are available to reduce future Federal income taxes, if any, through 2001.

7.    Common and Preferred Stock

(a)   Common Stock

The Company's 1987 Stock Option Plan has 500,000 shares of common stock reserved, and as of April 30, 1997, 419,100 options are outstanding at exercise prices of $3.00 to $5.50 per share, expiring at various times through October 2006. Options may be granted through October 27, 1997, the date of the Plan's expiration. Options are granted at fair market value as of the date of grant.

The following table summarizes the status of the Plan:

                                                                         -------------------------------------------------
                                                                             Number of                       Option
                                                                              Options                         Price
                                                                         -------------------------------------------------
Outstanding at April 30, 1994 (all exercisable).........................           395,000                $ 4.75 - 8.00
      Granted...........................................................                --                     --
      Exercised.........................................................                --                     --
      Terminated........................................................             6,500                $    3.00
                                                                         -----------------
Outstanding at April 30, 1995 (all exercisable).........................           388,500                $    3.00
      Granted...........................................................                --                     --
      Exercised.........................................................            46,000                $    3.00
      Terminated........................................................                --                     --
                                                                         -----------------
Outstanding at April 30, 1996 (all exercisable).........................           342,500                $    3.00
      Granted...........................................................            90,000                $    5.50
      Exercised.........................................................            13,400                $    3.00
      Terminated........................................................                --                  --
                                                                         -----------------
Outstanding at April 30, 1997 (all but 45,000 exercisable)..............           419,100                $ 3.00 - 5.50
                                                                         -----------------

On October 6, 1994, the Company repriced options granted pursuant to the Company's 1987 Stock Option Plan, at $3.00 per share, the fair value at the date of repricing.

Currently, the Company is restricted from issuing cash dividends and making certain other investments by a covenant to the 9.9% Unsecured Senior Notes and the 9% Senior Notes. In conjunction with the issuance of the $20 million 9.0% Senior Notes in the fourth quarter of fiscal 1994, the Company issued to the note holders immediately exercisable warrants to purchase 166,000 shares of common stock at a per share price of $5.75, which warrants expire on March 15, 2002.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

8.    Sales

The following is a summary of sales and cost of sales (in thousands):

                                                                                         Year Ended April 30,
                                                                   ----------------------------------------------------------------
                                                                        1997                    1996                    1995
                                                                   ----------------------------------------------------------------
Sales:
      Rental Vehicle Sales.......................................  $        30,280                  25,471                   21,797
      New Vehicles...............................................            5,690                   9,735                   13,826
      Used Vehicles..............................................            3,854                   6,082                   10,977
      Parts, Service, Accessories and Other......................            2,032                   2,281                    1,876
                                                                   ---------------        ----------------        -----------------
                                                                   $        41,856                  43,569                   48,476
                                                                   ---------------        ----------------        -----------------
Cost of Sales:
      Rental Vehicle Sales.......................................           28,994                  24,023                   20,674
      New Vehicles...............................................            4,951                   8,417                   11,686
      Used Vehicles..............................................            2,991                   4,907                    9,031
      Parts, Service, Accessories and Other......................            1,548                   1,727                    1,267
                                                                   ---------------        ----------------        -----------------
                                                                   $        38,484                  39,074                   42,658
                                                                   ---------------        ----------------        -----------------
Gross Profit.....................................................  $         3,372                   4,495                    5,818
                                                                   ---------------        ----------------        -----------------

9.    Commitments

The Company leases its facilities at 11 of its locations under operating leases expiring at various times through 2004. Rent expense, included in Selling, General and Administrative expenses, was $1,058,000, $1,036,000 and $1,263,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum annual rental commitments under these leases as of April 30, 1997 are as follows (in thousands):

          1998.............................  $           974
          1999.............................              767
          2000.............................              515
          2001.............................              375
          2002.............................              301
          Thereafter.......................              235
                                             ---------------
                                      Total  $         3,167
                                             ---------------


10.   Other Matters

(a)   During 1984, the Company  entered into a redemption  agreement with Robert
      A. Smalley (Chairman), which provides that upon the death of Robert A. Smalley, the Company, upon the request of his personal representative will purchase up to $1,000,000 of the common stock of the Company from his estate at the average bid price for a period of 60 days prior to his death. The obligation has been funded by an insurance policy on the life of Robert A. Smalley in the amount of $1,000,000. The policy has been paid for by the Company and the premiums were approximately $40,000 for each of the policy years ended October 1997, 1996 and 1995.

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

      The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial statements of the Company taken as a whole.

(c)   Foreign Operations

Included in the consolidated financial statements are the following amounts related to the Company's operations in Canada (in thousands):

                                                                                         Year Ended April 30,
                                                                   ----------------------------------------------------------------
                                                                        1997                    1996                    1995
                                                                   ----------------------------------------------------------------
Identifiable Assets..............................................         $ 19,244                  17,120                   12,644
Total Revenue....................................................           25,499                  19,163                   15,486
Earnings (Loss) Before Income Taxes..............................            2,952                     486                     (493)
Foreign Currency Transaction Gain (Loss).........................                4                     (30)                     (54)

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Supplemental Disclosures of Cash Flow Information (in thousands):

                                                                                         Year Ended April 30,
                                                                        1997                    1996                    1995
                                                                   ----------------------------------------------------------------
Cash Paid During the Year for:
      Interest on Borrowings.....................................   $   7,396                   7,151                    6,304

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or reported disagreements on any matter of accounting principles or procedures or financial statement disclosure in fiscal 1997.


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                                        Age          Title
------------------------------------------------------------------------------------------------------------------------------
Robert A. Smalley                            73          Chairman of the Board of Directors
Randall Smalley                              47          President and Chief Executive Officer
Robert A. Smalley, Jr.                       48          Executive Vice President and Chief Operating Officer
Eric R. Bensen                               42          Chief Financial Officer and Secretary

The information regarding directors required by Item 401 of Regulation S-K will be set forth in the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1997, and is incorporated herein by this reference.

ITEM 11.        MANAGEMENT REMUNERATION

The information required by Item 402 of Regulation S-K will be set forth in the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1997, and is incorporated herein by this reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

The information required by Item 403 of Regulation S-K is set forth in the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1997, and is incorporated herein by this reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED PARTY
                TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of this Report

      1.  The following  financial  statements are  incorporated by reference in
          Item 8:

                                                                                                             Page in this
                                          Financial Statement                                                   Report
-----------------------------------------------------------------------------------------------------------------------------
Independent Auditors' Report............................................................................          10
Consolidated Balance Sheets as of April 30, 1997 and 1996...............................................        11, 12
Consolidated Statements of Operations for each of the years in the three-year period ended
      April 30, 1997....................................................................................          13
Consolidated Statements of Stockholders' Equity for each of the years in the
      three-year period ended April 30, 1997............................................................          14
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
      April 30, 1997....................................................................................          15
Notes to Consolidated Financial Statements..............................................................       16 - 26

Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

3. The following exhibits are filed with this Report or incorporated by reference:


                                                                                       Page Number or Incorporation by
                                                                                              Reference to the
   Exhibit                              Description                                         Document Listed Below
------------------------------------------------------------------------------------------------------------------------------
3.1           Articles of Incorporation                                        Registration Statement No. 33-36643

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

10.2          Form of Indemnification Agreement between the                    March 31, 1989 Form 10-Q
              Company and its Directors and Executive Officers

10.3          Executive Compensation Plans and Arrangements:

10.3(a)       Form of Amended and Restated Employment                          April 30, 1996 Form 10-K
              Agreements between the Company and Robert A.
              Smalley, Robert A. Smalley, Jr., Randall S. Smalley,
              and Eric R. Bensen

10.3(b)       1987 Stock Option Plan                                           December 31, 1988 Form 10-K

22            Subsidiaries of the Registrant                                   April 30, 1993 Form 10-K

23            Consent of KPMG Peat Marwick LLP                                 31

99            Statement Regarding Forward-Looking Statements                   32

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

                                                Cruise America, Inc.


                                                Randall Smalley
                                                --------------------------------
                                                By:   Randall Smalley, President


June 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 26, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

---------------------------------------------------------------------------------------------------------------
Signature                                       Title

Robert A. Smalley                               Chairman
------------------------------

Randall Smalley                                 Director, President and Chief Executive Officer
------------------------------

Robert A. Smalley, Jr.                          Director, Executive Vice President and Chief Operating Officer
------------------------------

Eric R. Bensen                                  Director, Vice President and Chief Financial Officer
------------------------------

Fred A. Mudgett                                 Director
------------------------------

Dr. Edward R. Annis                             Director
------------------------------