Form 10-Q
period 1997-07-31
CRUISE AMERICA INC
filed 1997-09-10
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the First Quarter Ended July 31, 1997
                           Commission File No. 1-9471

               __________________________________________________


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

                          Common Stock, $.01 Par Value

   As of July 31, 1997, 5,767,200 shares of the registrants common stock were outstanding of which 4,311,798 were held by non-affiliates of the registrant.

                                TABLE OF CONTENTS
                                -----------------

                     CRUISE AMERICA, INC., AND SUBSIDIARIES

ITEM                                                                        PAGE
- --------------------------------------------------------------------------------


                                     PART I
                              FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets.....................................1

     Condensed Consolidated Statements of Operations...........................3

     Condensed Consolidated Statements of Cash Flows...........................4

     Notes to Condensed Consolidated Financial Statements......................5

2.   Management's Discussion and Analysis of Consolidated Financial Condition
     and Results of Operations.................................................6

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                 (In thousands)


                                                        Unaudited
                                                        ------------------------
Current Assets:                                           7/31/97       4/30/97
                                                        ------------------------
Cash and Cash Equivalents.............................   $   6,418         4,029

Accounts Receivable, Net..............................       3,886         5,897

Inventories...........................................      11,266        11,909

Prepaid Expenses and Other Current Assets.............       1,783         1,067
                                                        ----------     ---------
         Total Current Assets.........................      23,353        22,902
                                                        ----------     ---------

Rental Vehicles.......................................     125,891        92,463

Less Accumulated Depreciation.........................      20,455        18,498
                                                        ----------     ---------
         Net Rental Vehicles..........................     105,436        73,965
                                                        ----------     ---------

Property and Equipment................................      14,845        14,408

Less Accumulated Depreciation.........................       6,628         6,467
                                                        ----------     ---------
         Net Property and Equipment...................       8,217         7,941
                                                        ----------     ---------

Deposits and Other Assets.............................       2,449         2,416
                                                        ----------     ---------
                                                          $139,455       107,224
                                                        ----------     ---------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                                                Unaudited
                                                                                -------------------------
Current Liabilities:                                                              7/31/97        4/30/97
                                                                                -------------------------
Floor Plan Contracts..........................................................   $   3,148          3,665

Current Installments of Rental Vehicle Financing..............................      35,567         13,014

Current Installments of Long-Term Debt........................................       4,511          4,128

Accounts Payable and Accrued Expenses.........................................       2,997          2,704

Customer Deposits.............................................................       4,107          5,648
                                                                                ----------      ---------
         Total Current Liabilities............................................      50,330         29,159
                                                                                ----------      ---------

Rental Vehicle Financing, Excluding Current Installments......................      39,039         36,466

Long-Term Debt, Excluding Current Installments................................      12,239         13,771

Deferred Income Taxes.........................................................       5,337          1,764

Stockholders' Equity:

Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................          --             --

Common Stock $.01 par value, 15,000,000 shares authorized,
5,767,000 and 5,753,000 issued and outstanding at July 31, 1997 and
April 30, 1997 respectively...................................................          58             58

Additional Paid-in Capital....................................................      25,035         24,993

Retained Earnings.............................................................       8,163          1,811

Cumulative Translation Adjustment.............................................        (746)          (798)
                                                                                ----------      ---------
         Total Stockholders' Equity...........................................      32,510         26,064

Contingencies.................................................................
                                                                                ----------      ---------
                                                                                  $139,455        107,224
                                                                                ----------      ---------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands except per share data)


                                                            Three Months Ended
                                                       -------------------------
                                                         7/31/97        7/31/96
                                                       -------------------------
Rental Revenue.......................................     $26,159         24,163

Sales................................................       6,915          6,833
                                                       ----------     ----------
         Total Revenue...............................      33,074         30,996
                                                       ----------     ----------

Cost of Rentals......................................       8,052          7,574

Cost of Sales........................................       5,682          5,806
                                                       ----------     ----------
         Total Costs.................................      13,734         13,380
                                                       ----------     ----------


Gross Profit from Operations.........................      19,340         17,616


Interest Expense.....................................       1,931          1,891

Selling, General and Administrative Expenses.........       7,484          6,679
                                                       ----------     ----------

Earnings Before Income Taxes.........................       9,925          9,046

Income Tax Expense ..................................       3,573          2,810
                                                       ----------     ----------
Net Earnings.........................................     $ 6,352          6,236
                                                       ----------     ----------
Earnings per Share (Primary and Fully Diluted).......     $  1.07           1.05
                                                       ----------     ----------
Shares Used in Calculation...........................       5,957          5,924
                                                       ----------     ----------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Three Months Ended
                                                                     ----------------------------
                                                                      7/31/97            7/31/96
                                                                     ----------------------------
Cash Flows from Operating Activities:
      Net Earnings.................................................    $  6,352             6,236
      Depreciation and Amortization................................       4,699             4,116
      Increase in Deferred Income Taxes............................       3,573             2,810
      Gain on Sale of Rental Vehicles..............................        (541)             (358)
      Decrease in Accounts Receivable..............................       2,011             1,501
      Decrease in Inventories......................................         643               249
      Increase in Accounts Payable and Accrued Expenses............         293             1,895
      Increase (Decrease) in Floor Plan Contracts..................        (517)               53
      Increase (Decrease) in Customer Deposits.....................      (1,541)            2,554
      Other, Net...................................................        (728)             (323)
                                                                     ----------        ----------
      Net Cash Provided by Operating Activities....................      14,244            18,733
                                                                     ----------        ----------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing.......................      38,301            44,291
      Repayment of Rental Vehicle Borrowing........................     (13,175)          (12,262)
      Repayment of Long-Term Borrowing.............................      (1,149)              (45)
      Issuance of Stock............................................          42                28
                                                                     ----------        ----------
      Net Cash Provided by Financing Activities....................      24,019            32,012
                                                                     ----------        ----------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..................................     (38,723)          (44,469)
      Proceeds from Rental Vehicle Sales...........................       3,286             2,864
      Purchase of Property and Equipment...........................        (437)             (177)
                                                                     ----------        ----------
      Net Cash Used in Investing Activities........................     (35,874)          (41,782)
                                                                     ----------        ----------
Increase in Cash and Cash Equivalents..............................       2,389             8,963
Cash and Cash Equivalents at April 30..............................       4,029             2,341
                                                                     ----------        ----------
Cash and Cash Equivalents at July 31...............................    $  6,418            11,304
                                                                     ----------        ----------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JULY 31, 1997


NOTE 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc., and Subsidiaries (the Company) as of July 31, 1997, and the results of operations for the three month periods ended July 31, 1997 and 1996.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):

                                                     Three Months Ended
                                            ------------------------------------
                                              7/31/97                 7/31/96
                                            ------------            ------------
         Interest on Borrowings                1,479                   1,225
                                            ------------            ------------


NOTE 3.

On May 14, 1987, a concession operator of American Land Cruisers of California, Incorporated (ALCCAL, a subsidiary of the Company) commenced a lawsuit entitled Altman's America, et al. v. American Land Cruisers of California, Incorporated, et al. in the Superior Court of the State of California for the County of Los Angeles. The action rose out of a claim for an alleged wrongful termination by ALCCAL of a sublease agreement. This case has been tried twice. The first trial resulted in a judgement in the amount of approximately $3.5 million. That judgement was reversed on appeal and remanded for retrial. The second trial resulted in judgements for the plaintiffs in the amount of $235,000 and a judgement for ALCCAL of $634,000, which equaled a net judgement for ALCCAL of $399,000. On July 18, 1996 the Appellate Court reduced the total amount due to ALCCAL by approximately $400,000 and remanded the case for retrial, which should be resolved at the Superior Court level prior to the end of calendar year 1997. ALCCAL is defending itself vigorously and intends to pursue all means to defeat the case.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

PART 1.           FINANCIAL INFORMATION
ITEM 2

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1997

This Quarterly Report on Form 10-Q contains "forward-looking statements" which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statement as a result of certain factors, including those set forth in Exhibit 99 of the Company's Annual Report on Form 10-K for April 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997, the Company had current liabilities in excess of current assets in the amount of $26,977,000. The Company's working capital, as presented, includes a significant portion of Rental Vehicle Financing. The Company's working capital does not, however, include any portion of the related assets--Rental Vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company estimates that if these assets were classified as current assets, the Company would not have a working capital deficit.

The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs.

THREE MONTHS ENDED JULY 31, 1997 AS COMPARED WITH
THREE MONTHS ENDED JULY 31, 1996

Rental Revenue for the quarter ended July 31, 1997, was $26,159,000 compared to $24,163,000 for the quarter ended July 31, 1996. This improvement was due to a 3% increase in revenue days and a 6% increase in revenue per day. The increase in revenue days resulted from an increase in the size of the rental fleet, offset in part by a slight reduction in utilization.

Sales for the quarter ended July 31, 1997, were $6,915,000, compared to $6,833,000, for the same period a year ago. An increase in Rental Vehicle Sales was mostly offset by a decrease in New and Used Vehicle Sales.

Cost of Rentals as a percentage of Rental Revenue was 31% in 1997 and 1996. Economies of scale achieved through increased volume and rates were offset by a slight reduction in vehicle utilization.

Cost of Sales as a percentage of Sales was 82% for the quarter ended July 31, 1997, compared to 85% in 1996. Profit improvements were recorded in both Rental Vehicle Sales and New and Used Vehicle Sales.

Interest Expense for the quarter ended July 31, 1997, was $1,931,000 compared to $1,891,000 in 1996. This increase is due primarily to an increase in average debt levels, offset in part by lower average interest rates.

Selling, General and Administrative Expenses were $7,484,000 in the first quarter compared to $6,679,000 a year ago. This increase is due to increased expenses incurred in order to meet the Company's increased rental demand. Selling, General and Administrative Expenses as a percentage of Total Revenue was 23% in 1997 compared to 22% in 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRUISE AMERICA, INC.
September 6, 1997                             Eric R.  Bensen
                                              ---------------------------------
                                              Eric R. Bensen
                                              Vice President
                                              Chief Financial Officer

September 6, 1997                             Randall Smalley
                                              ---------------------------------
                                              Randall Smalley
                                              President
                                              Chief Executive Officer
                                        8