Form 10-Q
period 1997-10-31
CRUISE AMERICA INC
filed 1997-12-15
CIK 733775

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Second Quarter Ended October 31, 1997
                           Commission File No. 1-9471


           ---------------------------------------------------------

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

                          Common Stock, $.01 Par Value
  As of October 31, 1997, 5,783,059 shares of the registrants common stock were outstanding of which 4,377,963 were held by non-affiliates of the registrant.

                                TABLE OF CONTENTS
                                -----------------

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      Quarterly Report on Form 10-Q for the
                          Period Ended October 31, 1997

ITEM                                                                        PAGE
--------------------------------------------------------------------------------


                                     PART I
                              FINANCIAL INFORMATION

1.       FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets................................1

         Condensed Consolidated Statements of Operations......................3

         Condensed Consolidated Statements of Cash Flows......................4

         Notes to Condensed Consolidated Financial Statements.................5

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................7


                                     PART II
                                OTHER INFORMATION

1.       LEGAL PROCEEDINGS...................................................10

2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...........................10

6.       EXHIBITS AND REPORTS ON FORM 8-K....................................10

PART I.           FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                 (In thousands)


                                                  Unaudited
                                                 ------------------------
                                                   10/31/97      4/30/97
                                                 ------------------------
Current Assets:
Cash and Cash Equivalents......................   $   4,835        4,029
Accounts Receivable, Net.......................       8,308        5,897
Inventories....................................      12,588       11,909
Prepaid Expenses and Other Current Assets......       1,417        1,067
                                                 ------------   --------
         Total Current Assets..................      27,148       22,902
                                                 ------------   --------
Rental Vehicles................................     111,191       92,463
Less Accumulated Depreciation..................      21,011       18,498
                                                 ------------   --------
         Net Rental Vehicles...................      90,180       73,965
                                                 ------------   --------
Property and Equipment.........................      14,943       14,408
Less Accumulated Depreciation..................       6,777        6,467
                                                 ------------   --------
         Net Property and Equipment............       8,166        7,941
                                                 ------------   --------
Deposits and Other Assets......................       2,803        2,416
                                                 ------------   --------
                                                   $128,297      107,224
                                                 ------------   --------


     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                                                 Unaudited
                                                                                -------------------------------
                                                                                  10/31/97         4/30/97
                                                                                -------------   ---------------
Current Liabilities:
Floor Plan Contracts..........................................................       $  4,169             3,665
Current Installments of Rental Vehicle Financing..............................         19,953            13,014
Current Installments of Long-Term Debt........................................          4,512             4,128
Accounts Payable and Accrued Expenses.........................................          3,108             2,704
Customer Deposits.............................................................            516             5,648
Litigation Accrual............................................................         10,000                --
                                                                                -------------   ---------------
         Total Current Liabilities............................................         42,258            29,159
                                                                                -------------   ---------------

Rental Vehicle Financing, Excluding Current Installments......................         40,619            36,466
Long-Term Debt, Excluding Current Installments................................         12,198            13,771
Deferred Income Taxes.........................................................          3,917             1,764

Stockholders' Equity:
Preferred Stock $1.00 par value; 1,000,000 shares authorized, none
issued or outstanding.........................................................             --                --
Common Stock $.01 par value, 15,000,000 shares authorized,
5,783,000 and 5,753,000 issued and outstanding at October 31, 1997
and April 30, 1997 respectively...............................................             58                58
Additional Paid-in Capital....................................................         25,081            24,993
Retained Earnings.............................................................          5,126             1,811
Translation Adjustment........................................................           (960)             (798)
                                                                                -------------   ---------------
         Total Net Stockholders' Equity.......................................         29,305            26,064
Contingencies.................................................................
                                                                                -------------   ---------------
                                                                                     $128,297           107,224
                                                                                -------------   ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands except per share data)

                                                            Three Months Ended                        Six Months Ended
                                                     ---------------------------------       -----------------------------------
                                                        10/31/97            10/31/96             10/31/97            10/31/96
                                                     -------------      --------------       --------------      ---------------
Rental Revenue......................................       $23,571              22,108               49,730               46,271
Sales...............................................        19,602              11,485               26,517               18,318
                                                     -------------      --------------       --------------      ---------------
         Total Revenue..............................        43,173              33,593               76,247               64,589
                                                     -------------      --------------       --------------      ---------------

Cost of Rentals.....................................         9,982               9,023               18,034               16,597
Cost of Sales.......................................        18,667              10,978               24,349               16,784
                                                     -------------      --------------       --------------      ---------------
         Total Costs................................        28,649              20,001               42,383               33,381
                                                     -------------      --------------       --------------      ---------------

Gross Profit from Operations........................        14,524              13,592               33,864               31,208
Interest Expense....................................         1,991               2,076                3,922                3,967
Selling, General and Administrative Expenses........         6,990               6,177               14,474               12,856
Unusual Item; Litigation Accrual....................        10,000                  --               10,000                   --
                                                     -------------      --------------       --------------      ---------------
Earnings (Loss) Before Income Taxes.................        (4,457)              5,339                5,468               14,385
Income Tax Expense (Benefit) .......................        (1,420)              1,658                2,153                4,468

Net Earnings (Loss).................................       ($3,037)              3,681                3,315                9,917

Earnings (Loss) per Share (Primary and Fully
Diluted)............................................        ($.51)                 .62                  .56                 1.67

Shares Used in Calculation..........................         6,000               5,924                6,000                5,924
                                                     -------------      --------------       --------------      ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                    Six Months Ended
                                                                             ---------------------------------
                                                                                10/31/97          10/31/96
                                                                             --------------    ---------------
Cash Flows from Operating Activities:
      Net Earnings.........................................................      $    3,315              9,917
      Unusual Item: Litigation Accrual.....................................          10,000                 --
      Depreciation and Amortization........................................           9,597              8,921
      Increase in Deferred Income Taxes....................................           2,153              4,468
      Gain on Sale of Rental Vehicles......................................            (982)              (471)
      Decrease (Increase) in Accounts Receivable, Net......................          (2,411)                67
      Decrease (Increase) in Inventories...................................            (679)               303
      Increase in Accounts Payable and Accrued Expenses....................             404              1,945
      Increase in Floor Plan Contracts.....................................             504                670
      Decrease in Customer Deposits........................................          (5,132)            (3,826)
      Other, Net...........................................................            (966)              (711)
                                                                             --------------    ---------------
      Net Cash Provided by Operating Activities............................          15,803             21,283
                                                                             --------------    ---------------
Cash Flows from Financing Activities:
      Proceeds from Rental Vehicle Borrowing...............................          45,416             44,990
      Repayment of Rental Vehicle Borrowing................................         (34,324)           (30,113)
      Repayment of Long-Term Borrowing.....................................          (1,189)              (101)
      Exercise of Stock Options............................................              88                 40
                                                                             --------------    ---------------
      Net Cash Provided by Financing Activities............................           9,991             14,816
                                                                             --------------    ---------------
Cash Flows from Investing Activities:
      Purchase of Rental Vehicles..........................................         (45,057)           (46,596)
      Proceeds from Rental Vehicle Sales...................................          20,604             11,933
      Purchase of Property and Equipment...................................            (535)              (247)
                                                                             --------------    ---------------
      Net Cash Used in Investing Activities................................         (24,988)           (34,910)
                                                                             --------------    ---------------
Increase in Cash and Cash Equivalents......................................             806              1,189
Cash and Cash Equivalents at April 30......................................           4,029              2,341
                                                                             --------------    ---------------
Cash and Cash Equivalents at October 31....................................      $    4,835              3,530
                                                                             --------------    ---------------

     See accompanying notes to condensed consolidated financial statements.

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SIX MONTHS ENDED OCTOBER 31, 1997


NOTE 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Cruise America, Inc. and Subsidiaries (the Company) as of October 31, 1997, and the results of operations for the six month periods ended October 31, 1996 and 1997.

Certain items in the prior year financial statements have been reclassified to conform with the current period presentations.

NOTE 2.

Supplemental Disclosures of Cash Flow Information (in thousands):

                                                   Six Months Ended
                                         ------------------------------------
                                            10/31/97              10/31/96
                                         --------------        --------------
Cash paid during the period for:
         Interest on Borrowings           $   3,802                 3,690
                                         --------------        --------------


NOTE 3.

In October 1997, a California jury awarded damages of approximately $7.4 million against the Company in the lawsuit entitled Altman's America, et al. v. American Land Cruisers of California, et al. The judgment included a $2.6 million award of punitive damages. In addition, in November 1997, the court awarded plaintiff's counsel fees and expenses of $2.5 million. The Company believes the jury verdict is unjust and that the damages awarded are inappropriate and excessive. The Company intends to vigorously pursue a reversal of the jury decision or the elimination of the damages awarded through the California Court of Appeal. The action rose out of a claim for an alleged wrongful termination by the Company of a sublease agreement with one of its former concession operators. The lawsuit has been pending since May 1987 and has been tried twice previously. The first trial resulted in a judgment for the plaintiff of approximately $3.5 million that was reversed on appeal and remanded for retrial. The second trial resulted in a net judgment for the Company of $399,000, which was reduced on appeal and again remanded for a retrial. Pending appeal, the Company has taken a one-time charge to establish an accrual of $10 million for damages in its second fiscal quarter, which ended October 31, 1997. This one-time charge will adversely affect the Company's results of operations for the three and six month periods ended October 31, 1997.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

NOTE 4.

On November 25, 1997, the Company, Budget Group, Inc., a Delaware corporation ("Budget"), and CA Acquisition Corporation, a newly formed Florida corporation and wholly owned subsidiary of Budget ("Sub"), entered into a Plan

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Agreement of Merger dated as of November 25, 1997, pursuant to which Sub will merge with and into the Company (the "Merger"), with the Company thereafter becoming a wholly owned subsidiary of Budget.

See Item 2, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Recent Developments -- Pending Merger" for additional information regarding the Merger.

PART I.           FINANCIAL INFORMATION
ITEM 2

                      CRUISE AMERICA, INC. AND SUBSIDIARIES

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                        Six Months Ended October 31, 1997

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statement as a result of certain factors, including those set forth in Exhibit 99 of the Company's Annual Report on Form 10-K for
April 30, 1997.

RECENT DEVELOPMENTS

Pending Merger

On November 25, 1997, the Company, Budget Group, Inc., a Delaware corporation ("Budget"), and CA Acquisition Corporation, a newly formed Florida corporation and wholly owned subsidiary of Budget ("Sub"), entered into a Plan and Agreement of Merger dated as of November 25, 1997 (the "Merger Agreement"), pursuant to which Sub will merge with and into the Company (the "Merger"), with the Company thereafter becoming a wholly owned subsidiary of Budget.

Pursuant to the terms of the Merger Agreement, each share of the Company's common stock, $.01 par value per share (the "Cruise America Common Stock"), outstanding immediately prior to the effective time (the "Effective Time") of the Merger will be converted into the right to receive .28073 of a share of Budget's Class A common stock, $.01 par value per share (the "Budget Common Stock"), and cash, without interest, in lieu of fractional shares.

It is intended that the Merger will qualify as a tax-free reorganization under 368(a) of the Internal Revenue Code of 1986, as amended, for federal income tax purposes.

Consummation of the Merger is subject to various conditions, including: (i) receipt of the approval of the holders of a majority of the outstanding shares of Cruise America Common Stock; (ii) expiration of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of certain tax and legal opinions; and (iv) listing, subject to notice of issuance, on the New York Stock Exchange of the shares of Budget Common Stock to be issued in the Merger.

The Merger Agreement and the Merger will be submitted for approval at a special meeting of the shareholders (the "Special Meeting") of the Company. Prior thereto, Budget will file a registration statement (including a prospectus that will serve as a proxy statement for the Special Meeting) with the Securities and Exchange Commission to register under the Securities Act of 1933, as amended, the shares of Budget Common Stock to be issued to the Company's shareholders in connection with the Merger.

In connection with the Merger Agreement, certain of the Company's shareholders, namely, Robert A. Smalley (Chairman of the Board of the Company), Randall S. Smalley (President and Chief Executive Officer of the Company), Robert A. Smalley, Jr. (Executive Vice President and Chief Operating Officer of the Company), and Sally Smalley DiLuncente, who beneficially own or control in the aggregate approximately 30% of the outstanding shares of Cruise America Common Stock, have executed Irrevocable Proxy Agreements (the "Irrevocable Proxy Agreements") appointing Budget, with full power of substitution, as proxy holder to represent their shares at the Special Meeting and to vote in favor of approval of the Merger.

In connection with the execution of the Merger Agreement and the Irrevocable Proxy Agreements, the Company amended the Rights Agreement, dated as of March 8, 1989 (as amended, the "Rights Agreement"), between the Company and ChaseMellon Shareholder Services, LLC (formerly Mellon Securities Trust Company), as rights agent, so that: (i) execution of such agreements and consummation of the Merger and the other transactions contemplated thereby did not and will not cause the Rights (as such term is defined in the Rights Agreement) to be triggered or become exercisable; and (ii) the Rights Agreement will terminate at the Effective Time.

The foregoing summary of the Merger is qualified in its entirety by reference to the text of the Merger Agreement, Amendment No. 1 to the Rights Agreement and Budget's Press Release dated November 25, 1997, which are attached hereto as
Exhibit 2.1, 4.1 and 99.1, respectively, and are incorporated herein by reference.

Contested Litigation

In October 1997, a California jury awarded damages of approximately $7.4 million against the Company in the lawsuit entitled Altman's America, et al. v. American Land Cruisers of California, et al. The judgment included a $2.6 million award of punitive damages. In addition, in November 1997, the court awarded plaintiff's counsel fees and expenses of $2.5 million. The Company believes the jury verdict is unjust and that the damages awarded are inappropriate and excessive. The Company intends to vigorously pursue a reversal of the jury decision or the elimination of the damages awarded through the California Court of Appeal. The action rose out of a claim for an alleged wrongful termination by the Company of a sublease agreement with one of its former concession operators. The lawsuit has been pending since May 1987 and has been tried twice previously. The first trial resulted in a judgment for the plaintiff of approximately $3.5 million that was reversed on appeal and remanded for retrial. The second trial resulted in a net judgment for the Company of $399,000, which was reduced on appeal and again remanded for a retrial. Pending appeal, the Company has taken a one-time charge to establish an accrual of $10 million for damages in its second fiscal quarter, which ended October 31, 1997. This one-time charge will adversely affect the Company's results of operations for the three and six month periods ended October 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1997, the Company had current liabilities in excess of current assets in the amount of $15,110,000. The Company's working capital, as presented, includes a significant portion of Rental Vehicle Financing. The Company's working capital does not, however, include any portion of the related assets--Rental Vehicles, even though a significant portion of these vehicles are expected to be sold during the year through the Company's normal fleet rotation. The Company estimates that if these assets were classified as current assets, the Company would not have a working capital deficit.

The Company believes that, during the next year, cash generated from operations and financing available from banks and other financial institutions will be sufficient for its capital and operating needs.

SIX MONTHS ENDED OCTOBER 31, 1997 AS COMPARED WITH
SIX MONTHS ENDED OCTOBER 31, 1996

Rental Revenue for the six months ended October 31, 1997 was $49,730,000 compared to $46,721,000 for the six months ended October 31, 1996. This 6% increase was due primarily to a 4% increase in average revenue per day as well as a 2% increase in revenue days. The increase in revenue days was due to a 5% increase in average fleet size offset in part by a decrease in utilization to 70% in 1997 from 72% in 1996.

Sales for the six months ended October 31, 1997, were $26,517,000, compared to $18,318,000, for the same period a year ago. During 1997, the Company focused on reducing its peak fleet as quickly as possible after the summer in order to reduce holding costs over the last six months of the fiscal year.

Cost of Rentals as a percentage of Rental Revenue was 36% in 1997 and 1996. An increase in average revenue per day was offset by slightly lower fleet utilization.

Cost of Sales as a percentage of Sales was 92% for the six months ended October 31, 1997 and 1996. A shift in mix toward lower margin Rental Vehicle Sales was offset by increased margins on New and Used as well as Rental Vehicle Sales.

Interest Expense for the six months ended October 31, 1997, was $3,922,000 compared to $3,967,000 in 1996. Higher Rental Vehicle Financing was offset by lower average interest rates.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 19% in 1997 compared to 20% in 1996. Increased expenses were offset by increases in Rental and Sales Revenue.

THREE MONTHS ENDED OCTOBER 31, 1997 AS COMPARED WITH
THREE MONTHS ENDED OCTOBER 31, 1996

Rental Revenue for the quarter ended October 31, 1997 was $23,571,000 compared to $22,108,000 for the quarter ended October 31, 1996. This increase was due primarily to a 4% increase in average revenue per day and a 2% increase in revenue days. Revenue days increased due to an increase in utilization to 70% in 1997 from 68% in
1996.

Sales for the quarter ended October 31, 1997 were $19,602,000 compared to $11,485,000 in 1996. During 1997, the Company focused on reducing its peak fleet as quickly as possible after the summer in order to reduce holding costs over the last six months of the fiscal year.

Cost of Rentals as a percentage of Rental Revenue was 42% in 1997 compared to 41% in 1996. Economies generated by a slight increase in utilization were offset by slightly higher maintenance costs.

Cost of Sales as a percentage of Sales was 95% in 1997 compared to 96% in 1996. A shift in mix toward lower margin Rental Vehicle Sales was offset by increased margins on New and Used as well as Rental Vehicle Sales.

Interest Expense for the quarter ended October 31, 1997 was $1,991,000 compared to $2,076,000 in 1996. Lower interest rates were mostly offset by higher Rental Vehicle Financing during the period.

Selling, General and Administrative Expenses as a percentage of Total Revenue was 16% in 1997 compared to 18% in 1996. Increased expenses were offset by increases in Rental and Sales Revenue.

PART II           OTHER INFORMATION
ITEM 1            LEGAL PROCEEDINGS

Reference  is  made  to  Item  2,  "Management's   Discussion  and  Analysis  of
Consolidated    Financial   Condition   and   Results   of    Operations--Recent
Developments--Contested Litigation" of Part I of this Report on Form 10-Q.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference  is  made  to  Item  2,  "Management's   Discussion  and  Analysis  of
Consolidated    Financial   Condition   and   Results   of    Operations--Recent
Developments--Pending Merger" of Part I of this Report on Form 10-Q.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         2.1* Plan and Agreement of Merger dated as of November 25, 1997, among Budget Group, Inc., CA Acquisition Corporation and Cruise America, Inc. (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated December 5, 1997 (the "Form 8-K")).

         4.1* Form of Amendment No. 1 to Rights Agreement dated as of March 8, 1989 between Cruise America, Inc. and ChaseMellon Shareholder Services, LLC (formerly Mellon Securities Trust Company) (incorporated by reference to Exhibit 4.1 in the Form 8-K).

         27.1     Financial Data Schedule (for SEC use only).

         99.1* Press Release of Budget Group, Inc. dated November 25, 1997 (incorporated by reference to Exhibit 99.1 in the Form 8-K).

B.       Reports on Form 8-K

During the quarter ended October 31, 1997, the Company filed a Current Report on Form 8-K dated October 3, 1997, concerning Item 5, with the Securities and Exchange Commission on October 13, 1997.










* Incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRUISE AMERICA, INC.

December 11, 1997                             Eric R.  Bensen
                                              ---------------------------
                                              Eric R. Bensen
                                              Vice President
                                              Chief Financial Officer

December 11, 1997                             Randall Smalley
                                              ---------------------------
                                              Randall Smalley
                                              President
                                              Chief Executive Officer
                                       11